Form 10-K
period 1993-12-31
TURNER BROADCASTING SYSTEM INC
filed 1994-03-31
CIK 100240

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM                      TO
     COMMISSION FILE NO. 0-9334

                          TURNER BROADCASTING SYSTEM, INC.

               (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-0950695
       (State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation or organization)                               30303
               ONE CNN CENTER                                    (ZIP CODE)
              ATLANTA, GEORGIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 827-1700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to section 12(b) of the Act:

                                                                      NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                            ON WHICH REGISTERED
- -------------------------------------------------------------------  ------------------------
12% Senior Subordinated Debentures due October 15, 2001               American Stock Exchange
Class A Common Stock, $.0625 par value per share                      American Stock Exchange
Class B Common Stock, $.0625 par value per share                      American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1994: $323,720,000 Class A Common Stock, $922,253,000 Class B Common Stock, $252,247,000 Class C Convertible Preferred Stock.

     The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1993: Class A Common Stock, par value $0.0625 -- 68,330,388 shares and Class B Common Stock, par value
$0.0625 -- 120,887,672 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (the "1993 Annual Report to Shareholders") are incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this
Report, as more particularly described herein.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Turner Broadcasting System, Inc. (the "Company") is a diversified information and entertainment company which was incorporated in the State of Georgia in 1965. Through its subsidiaries at December 31, 1993, the Company owned and operated three domestic entertainment networks, three international entertainment networks (together the "Entertainment Networks"), and three news networks. The Company produces, finances and distributes entertainment and news programming worldwide, with operations in motion picture, animation and television production, video, television syndication, licensing and merchandising, and publishing.

     In December 1993, the Company acquired Castle Rock Entertainment ("Castle Rock"), a motion picture and television production company, and in January 1994, the Company completed its acquisition of New Line Cinema Corporation ("New Line"), an independent producer and distributor of motion pictures.

     Also in December 1993, the Company acquired the remaining 50% interest in HB Holding Co., which owns over 3,000 one-half hours of animated programming.

BUSINESS SEGMENTS

     As a result of the Company's recent acquisitions and expanded emphasis on entertainment production and distribution, beginning with the 1993 year-end reporting period and reclassified for prior periods, the Company's operations were divided into two primary industry segments: Entertainment and News. The Entertainment Segment consists of Entertainment Networks and Entertainment Production and Distribution; the revenue generated by this segment (after elimination of intersegment revenues) represented 60% of the Company's consolidated revenue for the year ended December 31, 1993. The News Segment is comprised of domestic and international news networks and generated 31% of the Company's consolidated revenue for the year ended December 31, 1993.

     For financial information about the Company's industry segments for each of the three years ended December 31, 1993, see Note 14 of Notes to Consolidated Financial Statements on page 47 in the Company's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

                                 ENTERTAINMENT

     The Company's Entertainment Segment consists of Entertainment Networks and Entertainment Production and Distribution.

ENTERTAINMENT NETWORKS

     At December 31, 1993, Entertainment Networks included three domestic networks (TBS SuperStation, Turner Network Television ("TNT") and the Cartoon Network) and three international networks (TNT Latin America, Cartoon Network Latin America, and TNT & Cartoon Network Europe). For selected information concerning household coverage, viewership and ratings of the Entertainment Networks, refer to page 17 in the Company's 1993 Annual Report to Shareholders incorporated herein by reference.

  Domestic

     TBS SuperStation is a 24-hour per day independent UHF television station located in Atlanta, Georgia, which is transmitted over-the-air to the Atlanta market and is also retransmitted by common carrier via satellite to cable systems located in all 50 states, Puerto Rico and the Virgin Islands. TBS SuperStation relies principally on advertising revenue and receives no compensation for its signal from cable systems (other than indirectly from copyright fees paid and allocated through the Federal Copyright Royalty Tribunal ("CRT")
for Company-owned programs) or from Southern Satellite Systems, Inc. ("Southern"), the common carrier which delivers its signal to the cable systems.

     Generally, the Company does not have contracts with the local cable systems controlling coverage of the TBS SuperStation signal; nor does the Company have a contract with Southern, which is a common carrier controlled by Tele-Communications, Inc. (see Items 10, 12 and 13 of the amendment to this Form 10-K to be filed pursuant to General Instruction G(3) of Form 10-K), requiring retransmission of the TBS SuperStation signal. Local cable systems contract with Southern for use of the TBS SuperStation signal. This retransmission of the TBS SuperStation signal could be discontinued by the carrier subject to Southern's contracts with the local cable systems. In view of the substantial aggregate fees received by Southern from the local cable systems for the TBS SuperStation signal, the Company considers voluntary discontinuance of such retransmission by Southern unlikely.

     TNT is a 24-hour per day advertiser-supported cable television entertainment program service that was launched in October 1988. The Cartoon Network is a 24-hour per day advertiser-supported cable television animated program service that was launched in October 1992. Both networks are transmitted via satellite for distribution by cable television operators and other distributors. They derive revenue primarily from two sources: the sale of advertising time on the networks and the receipt of per-subscriber license fees paid by cable operators and other distributors.

     The sale of advertising time is affected by viewer demographics, viewer ratings and market conditions. In order to evaluate the level of its viewing audience, the Company makes use of the metered method of audience measurement. This method, which provides a national sample through the use of meters attached to television sets, produces a continuous measurement of viewing activity within those households. The Company utilizes the services of A.C. Nielsen ("Nielsen"), the metered estimates of which are widely accepted by advertisers as a basis for determining advertising placement strategy and rates.

     The rating measurements supplied by Nielsen are translated into advertising revenues on the basis of the average cost per thousand homes charged for advertising ("CPM"), which is negotiated by the advertiser and the telecaster. The CPM will vary depending upon the type and schedule of the program that will carry the advertisement, as some programs and time slots are viewed by advertisers as delivering a more valuable audience segment than others. Total advertising revenues are a function of the audience sold, the CPM charged to advertisers and the number of advertising spots sold.

  International

     TNT Latin America, which was launched in January 1991, is a 24-hour per day trilingual entertainment program service distributed principally to subscribing cable systems in Latin America and the Caribbean. At December 31, 1993, TNT Latin America was available in 30 countries and territories via satellite. Revenues from this service are derived almost entirely from subscription fees based on contracts with cable operators that specify minimum subscriber levels.

     Cartoon Network Latin America is a 24-hour per day trilingual animated program service which was launched in April 1993 and is distributed principally to subscribing cable systems in Latin America and the Caribbean. Cartoon Network Latin America is available via satellite in 24 countries and territories and derives most of its revenue from subscription fees based on contracts with cable operators.

     TNT & Cartoon Network Europe is a 24-hour per day program service consisting of European versions of the Cartoon Network and TNT, originating in the United Kingdom and distributed throughout Europe. This dual programming service features 14 hours of animated programming during the day and ten hours of film product at night. Approximately 40% of its schedule is dubbed audio or subtitled in six languages -- English, French, Spanish, Swedish, Norwegian and Finnish. This service was launched in September 1993, and derives most of its revenue from advertising sales and subscription revenues.

Programming

     The Entertainment Networks telecast 24-hours per day, 7 days per week. The Company fulfills its programming needs through use of its copyright owned libraries, syndicated programming, original productions and program rights to sports events.

     Copyright ownership consists chiefly of the world's largest film and animation libraries: 3,400 films, 8,600 cartoon episodes and over 2,200 hours of made-for-television programming. The Company also has the capability to produce four of the most popular and universal types of programming: news, sports, movies and cartoons.

     The Company has acquired programming rights from the National Basketball Association (the "NBA") to televise a certain number of regular season and playoff games in each of the 1994-1995 through 1997-1998 seasons in return for rights fees aggregating $352 million plus a share of the advertising revenues generated under the agreement in excess of specified amounts. The Company also entered into an agreement with the National Football League to televise a certain number of pre-season and regular season Thursday and Sunday night games in each of the 1994 through 1997 seasons in return for rights fees aggregating $496 million.

     In addition to basketball and football, the Company has acquired programming rights to televise the 1994 Winter Olympics on TNT and to televise the Atlanta Braves on TBS SuperStation. The Company will also produce and telecast the Goodwill Games in 1994. The Goodwill Games is a quadrennial international multi-sport event which provides approximately 128 hours of programming for the Company.

     The suppliers of substantially all programming telecast by TBS SuperStation, other than programming owned by the Company, own or have rights to the copyrights to such programming. The use and telecast of such programming by TBS SuperStation is subject to TBS SuperStation's licensing agreements with these suppliers and the Copyright Act of 1976, as amended (the "Copyright Act"). A small number of the licensing agreements contain provisions which restrict the broadcast of the programming by TBS SuperStation to the Atlanta market. The Company typically pays program suppliers a license fee significantly in excess of the market rate for programming aimed at the Atlanta market alone. In addition, the program suppliers collect copyright royalties from the CRT funded by all cable operators that carry the TBS SuperStation signal. Although it is possible that program suppliers could initiate legal action against the Company alleging breach of licensing agreements, no such actions have been instituted to date and the Company believes the probability of litigation against the Company in this regard is remote. Furthermore, as a basis for the position that the nationwide transmission of TBS SuperStation programming by Southern does not infringe upon the rights of copyright owners or their licensees, the Company has relied upon the Copyright Act which exempts certain secondary transmissions by carriers from copyright liability. See "Business -- Regulation -- Copyright License System."

Competition

     TBS SuperStation, TNT and the Cartoon Network compete with other cable programming services for distribution to viewers, and compete for viewers with other forms of programming provided to cable subscribers, such as broadcast networks and local over-the-air television stations, home video viewership, movie theaters and all other forms of audio/visual entertainment, news and information services. In the Atlanta market, TBS SuperStation vies for viewers with affiliates of the four major networks, two other independent stations and two affiliates of the Public Broadcasting System, in addition to other programming available to local cable subscribers. The continued carriage of the TBS SuperStation signal, or the addition of that signal to cable system operators, could be adversely affected relative to other cable-delivered programming by the requirement that cable operators pay copyright royalty fees for each distant non-network signal carried by their systems. See
"Business -- Regulation -- Copyright License System."

     Internationally, TNT Latin America, Cartoon Network Latin America and TNT & Cartoon Network Europe compete with cable programming services for distribution to viewers, and compete for viewers with other forms of programming provided to cable subscribers, such as broadcast networks and local over-the-air television stations, home video viewership, movie theaters and all other forms of audio/visual entertainment, news and information services.

ENTERTAINMENT PRODUCTION AND DISTRIBUTION

     The Entertainment Production and Distribution companies are involved in the creation of programming or the distribution of original and library product to the Entertainment Networks or third parties.

     Production companies include Turner Pictures, Inc., which produces original movies for distribution in various markets; TBS Productions, which specializes in non-fiction entertainment and documentary productions; Hanna-Barbera Cartoons, Inc., an animation studio; and the newly acquired Castle Rock Entertainment ("Castle Rock"), a motion picture and television production company. Additionally, in January 1994 the Company purchased New Line Cinema Corporation, a motion picture production and distribution company.

     The Company owns two major copyright libraries. The Turner Entertainment Co. library (the "TEC Library") contains approximately 3,400 Metro-Goldwyn-Mayer, Inc. ("MGM"), RKO Pictures, Inc. ("RKO") and pre-1950 Warner Bros. films, 3,000 short subjects and 1,850 cartoon episodes, and a number of television shows. The Hanna-Barbera library (the "HB Library") consists of over 3,000 half-hours of animation programming. Programming from both libraries has been used to launch Entertainment Networks, such as TNT and the Cartoon Network, and as cost-effective sources of on-going programming needs.

     The Company-owned programming is marketed and distributed in the domestic theatrical, pay-per-view, home video, syndication and basic cable network markets principally through its own organization, except for certain pre-existing agreements related to the TEC Library and Castle Rock product.

     Pursuant to a 1986 agreement with its predecessor, MGM became the designated distributor in the home video market of the MGM and pre-1950 Warner Bros. films in the TEC Library, both domestically and internationally. The distribution agreement (the "Home Video Agreement") provides for a fifteen-year term commencing June 6, 1986, with distribution fees payable based primarily on the suggested retail price of the films sold. Under the agreement, TEC is responsible for all recording and releasing costs and has significant consultation rights with respect to marketing, distribution and exploitation of the films. In November 1990, MGM entered into an agreement with Warner Home Video, Inc. with respect to certain of MGM's obligations under the Home Video Agreement.

     Also, pursuant to a 1986 agreement with a term of 10 years with its predecessor, MGM became the designated distributor in the theatrical and non-theatrical exhibition markets of the TEC Library; however, the Company has international distribution rights to certain RKO product in certain international markets. In addition, the Company has licensed original TNT productions for theatrical distribution through several distributors in various countries outside the United States and has also entered into domestic licensed theatrical distribution agreements.

     After the expiration of pre-existing distribution agreements with Columbia Pictures, Castle Rock product will become available for international home video and theatrical distribution by the Company in 1995, domestic home video distribution in 1996 and domestic theatrical distribution in 1998.

     The Company's ancillary distribution capabilities include licensing and merchandising, publishing, educational applications, video games and interactive activities.

     The licensing of the Company's programming is accomplished through sales offices located in Atlanta, Chicago, Los Angeles and New York domestically, and internationally in Argentina, Australia, Brazil, France, Hong Kong, Japan, Mexico, the Netherlands, Puerto Rico and the United Kingdom.

Competition

     Programming for television and the production of major motion pictures are highly competitive businesses in which the main competitive factors are quality and variety of product and marketing. Production companies compete with numerous other motion picture and television production companies, and with television networks and pay cable systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel as well as for paying audiences.

                                      NEWS

     At December 31, 1993, the Company's News Segment consisted of two domestic networks (Cable News Network ("CNN") and Headline News) and one international network (Cable News Network International ("CNN International")) (all such networks, the "News Networks"). For selected information concerning household coverage, viewership and ratings of the News Networks, refer to page 23 in the Company's 1993 Annual Report to Shareholders incorporated herein by reference.

DOMESTIC

     CNN is a 24-hour per day cable television news service which was launched in June 1980. CNN uses a format consisting of up-to-the minute national and international news, sports news, financial news, science news, medical news, weather, interviews, analysis and commentary. CNN obtains reports from 28 news bureaus (as of December 31, 1993), of which nine are in the United States (Atlanta, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, San Francisco and Washington, D.C.) and 19 are located outside the United States (Amman, Bangkok, Beijing, Berlin, Brussels, Cairo, Jerusalem, London, Manila, Mexico City, Moscow, Nairobi, New Delhi, Paris, Rio de Janeiro, Rome, Santiago, Seoul and Tokyo). In addition to these permanent bureaus, CNN maintains satellite newsgathering trucks in the United States, portable satellite up links (flyaways) in the United States and abroad and a network of hundreds of broadcast television affiliates in the United States and abroad which permit CNN to report live from virtually anywhere in the world. The affiliate arrangements, from which CNN derives substantial news coverage, are generally represented by contracts having terms of one or more years. In addition, news is obtained through wire news services, television news services and from free-lance reporters and camera crews. CNN is also a member, together with other news reporting companies, of various news pools including the White House pool which, under certain conditions, provides coverage of Presidential activities and White House events.

     Headline News is a 24-hour per day cable television news service launched in December 1981 which uses a concise, fast-paced format to provide constantly updated half-hour newscasts. Although Headline News has its own studio and transmission facilities, it utilizes CNN's newsgathering operations for the accumulation of its own news stories.

     Revenues for CNN and Headline News are derived from the sale of advertising time and subscription sales of the services to cable system operators, broadcasters, hotels and other clients as well as from distribution of the service in the over-the-air markets. See "Entertainment -- Entertainment Networks -- Domestic" for a discussion of the effects of the items affecting the sale of advertising time.

     The programming of CNN and Headline News is transmitted via satellite to local cable systems and others which have contracted directly with CNN to obtain these news program services. The fee structure is based upon (i) the level of carriage on a cable system on which the program is retransmitted and (ii) the penetration of the Company's other programming services on the cable system, subject to a discount based upon the number of subscribers.

INTERNATIONAL

     CNN International is a 24-hour per day television news service consisting of programming produced by CNN and Headline News, as well as original programming, which was distributed to cable systems, broadcasters, hotels and other businesses on a network of 10 satellites outside the United States at December 31, 1993. Subject to government and regulatory approval, at December 31, 1993 CNN International was available in over 200 countries and territories on five continents.

     CNN International is marketed by a wholly-owned subsidiary of the Company throughout Europe, large portions of Africa and the Middle East, the Pacific Rim and Central and South America.

     CNN International derives its revenues primarily from fees charged to cable operators based on the number of subscribers and the level of carriage, fees paid by other users (principally hotels and embassies) of the CNN International signal, the sale of advertising time, and fees charged to international over-the-air television stations for the use of the CNN International signal.

COMPETITION

     CNN and Headline News compete nationally and CNN International competes internationally with other cable program services for distribution to viewers, and compete for viewers with other forms of programming provided to cable subscribers, such as broadcast networks and local over-the-air television stations, with home video viewership, newspapers, news magazines, movie theaters and all other forms of audio/visual entertainment, news and information services. For other factors relating to competition, see "Business
Segments -- Entertainment -- Competition."

                                OTHER BUSINESSES

     In addition to its Entertainment and News Segments, the Company owns or has an interest in a number of other businesses, among them ownership of professional sports teams.

THE ATLANTA BRAVES

     In January 1976, the Company acquired the Braves, a major league baseball club, through a wholly-owned subsidiary, Atlanta National League Baseball Club, Inc. ("ANLBC"). In addition to the Braves, ANLBC operates minor league farm clubs in Richmond, Virginia; Greenville, South Carolina; and Macon, Georgia. ANLBC also operates rookie league clubs in West Palm Beach, Florida and Pulaski, Virginia, and utilizes facilities under player development contracts in Durham, North Carolina and Idaho Falls, Idaho. The Braves lease office, locker room and storage space and play all home games in the Atlanta-Fulton County Stadium in Atlanta, Georgia.

     ANLBC is a member of the National League of Professional Baseball Clubs (the "National League"). ANLBC receives a pro-rata distribution of revenues generated through contracts negotiated with television networks, certain other broadcast revenues and a portion of gate receipts from games away from home. During 1993, the Office of the Commissioner of Baseball entered into a new agreement with Entertainment and Sports Programming Network ("ESPN") covering the 1994 through 1999 seasons and entered into an agreement to form a joint venture with American Broadcasting Company ("ABC") and National Broadcasting Company ("NBC") to telecast certain major league games over six seasons beginning in 1994. Due to National League expansion, a reduction in the annual rights fees to be paid by ESPN, and the revenue sharing provisions contained in the joint venture agreement with ABC and NBC, ANLBC is uncertain as to whether its future pro-rata share of revenues related to these agreements will equal or exceed its 1993 pro-rata revenues from the prior Columbia Broadcasting System ("CBS") and ESPN agreements. ANLBC is subject to payment of ongoing assessments and dues to the National League and to compliance with the constitution and bylaws of the National League, as the same may be modified from time to time by the membership, as well as with rules promulgated by the Commissioner of Baseball. These rules include standards of conduct for players and front office personnel; methods of operation; procedures for drafting new players and for purchasing, selling and trading player contracts; rules for implementing disciplinary action relative to players, coaches and front office personnel; and certain financial requirements.

     In January 1985, an agreement was reached between ANLBC and the Commissioner of Baseball relative to the nationwide television exposure afforded the telecasts of the Braves games on TBS SuperStation. The agreement, extended through the 1993 season, requires the Company to make rights fee payments into the Major League Central Fund for equal distribution to all major league baseball clubs including the Braves. In exchange for these fees, the Commissioner of Baseball, among other things, will not seek to prohibit the telecast of a specified number of Braves games on TBS SuperStation and the accompanying nation-wide satellite distribution of the TBS SuperStation signal by common carrier. TBS SuperStation expects to televise approximately 120 Braves games during 1994. Also, SportSouth Network, Ltd., an unconsolidated entity in which the Company holds a 44% interest, intends to telecast 34 games in 1994.

     The baseball players under contract with clubs belonging to the National League or to the American League of Professional Baseball Clubs (collectively, the "Major Leagues") are represented for collective bargaining purposes by the Major League Baseball Players' Association (the "Baseball Players' Association"). On March 19, 1990, the Major Leagues and the Baseball Players' Association agreed to a collective bargaining agreement to be in effect until December 31, 1993. Under the terms of that agreement, once a player was drafted and executed a contract with a club, the club retained exclusive rights to that player until he had completed six years of Major League service. At the conclusion of this period, if the club and the player could not reach agreement as to the terms of his contract, the player became a free agent and could negotiate and enter into a contract with another club. The club losing a free agent to another club was entitled to compensation for such loss only in the form of additional amateur draft rights. The agreement also allowed for all players with three years of Major League service and 17% of players with between two and three years of Major League service to enter into salary arbitration. The opportunity for "free agent" status and the players' rights to salary arbitration have resulted in increased payroll cost for the major league clubs, including the Braves.

     The agreement specifies that either the Major Leagues or the Baseball Players' Association could reopen for negotiation certain provisions of the agreement, specifically minimum salary levels, salary arbitration and free agency issues, by providing written notice at least 30 days prior to January 10, 1993. In December 1992, the Major Leagues reopened the collective bargaining agreement. At the present time, there is no agreement between the Major Leagues and the Baseball Players' Association and, as a consequence, either party has the right to take concerted action (i.e., a lock-out by the Major Leagues or a strike by the Baseball Players' Association).

THE ATLANTA HAWKS

     The Company, through Hawks Basketball, Inc., a wholly-owned subsidiary of the Company, has a 96% limited partnership interest in the Atlanta Hawks, L.P. (the "Hawks"), a member of the NBA. The Hawks play their home games in the 16,300-seat Omni Coliseum in Atlanta, Georgia, which is operated by a wholly-owned subsidiary of the Company.

     Professional basketball is organized in a manner similar to professional baseball, except that there is presently only one league and basketball clubs do not share in gate receipts from games away from home. The NBA, through its constitution, has established rules governing club operations, including drafting of players and trading player contracts.

     A portion of the Hawks' revenues are from a pro-rata share of network broadcast fees derived by the NBA, pursuant to its four-year broadcast rights agreement awarded to NBC in 1989. A portion of the Hawks' future revenues will be derived from a pro-rata share of the network broadcast rights fees derived by the NBA, pursuant to a new four-year broadcast rights fee agreement covering the 1994-1995 through 1997-1998 seasons awarded to NBC in 1993.

     The NBA has a separate agreement with the Company to televise a different package of games. On November 29, 1989, the Company and the NBA entered into an agreement for TNT to televise a certain number of regular season and playoff games in each of the 1990-91 through 1993-94 seasons, in return for rights fees aggregating $275 million. Pursuant to an agreement between the Company and the Hawks dated June 1, 1978, as supplemented, TBS SuperStation has the right to telecast some portion of the regular and post-season Hawks' games, as determined by the NBA, not otherwise subject to agreements between the NBA and other broadcasters. Pursuant to this agreement, TBS SuperStation televised 25 regular season Hawks' games during the 1990-91 season and 30 regular season Hawks' games during both the 1991-92 and the 1992-93 seasons. In addition, TBS SuperStation intends to broadcast up to 30 regular season Hawks' games during the 1993-94 season. On September 22, 1993, the Company and the NBA entered into an agreement whereby both TNT and TBS SuperStation will telecast a certain number of regular season and playoff games in each of the 1994-1995 through 1997-1998 seasons in return for rights fees aggregating

$352 million plus a share of the advertising revenues generated in excess of specified amounts. As a result of entering into this contract, TBS SuperStation will discontinue its telecast of Hawks' games after completion of the 1993-1994 season.

     NBA players are represented for collective bargaining purposes by the National Basketball Players' Association (the "NBPA"). During June 1988, the NBA and the NBPA agreed in principle to a new six-year collective bargaining agreement, that, among other things, reduced the NBA draft to three rounds for the 1988-89 season (two rounds in subsequent years), continued the salary cap which ties a team's payroll to the league's gross revenues, as defined, and altered free agency guidelines regarding the right of first refusal. A player may, under certain circumstances, become a total free agent upon termination of his contract.

SPORTSOUTH NETWORK

     In May 1990, Turner Sports Programming, Inc. ("TSPI"), a wholly-owned subsidiary of the Company, entered into an agreement with LMC Southeast Sports, Inc. (formerly TCI Southeast Sports, Inc.) and Scripps Howard Production, Inc. to form SportSouth Network, Ltd. ("SportSouth"). SportSouth and Wometco Cable Corporation ("Wometco") entered into a separate agreement whereby Wometco agreed to carry SportSouth Network on certain of its cable systems in exchange for a future partnership interest in SportSouth, subject to the occurrence of certain events. SportSouth Network, a regional sports network serving the Southeast United States, was launched in August 1990. As of December 31, 1993, TSPI had a 44% interest in the partnership. SportSouth Network programming includes Braves baseball, Hawks basketball and various programs from Prime Networks, a national service offering sports programming to affiliated sports networks, cable operators and home satellite dish owners. SportSouth's revenues are principally derived from the sale of advertising time and the sale of its service to cable operators. At December 31, 1993, SportSouth Network served approximately 4 million U.S. television households.

n-tv

     The Company acquired a 27.5% interest in n-tv in March 1993. n-tv is a 24-hour per day German language news network currently reaching 17 million homes in Germany and parts of Austria and Switzerland, primarily via cable systems. Like TBS SuperStation in the United States, n-tv relies principally on advertising revenues and receives no compensation for its signal from those cable systems. The studio and offices of n-tv are located in the former Eastern Berlin.

OTHER

     The Company's corporate and news operations are headquartered in CNN Center, a multi-use office, retail and hotel complex in Atlanta, Georgia. The Airport Channel is a CNN produced service that provides newscasts to travelers at airports across the United States. Through World Championship Wrestling ("WCW"), the Company produces wrestling programming for TBS SuperStation, the domestic syndication markets, and pay-per-view television. It also stages live wrestling events.

                                   REGULATION

BROADCAST REGULATION

     Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (the "FCC" or the "Commission") under the Communications Act of 1934, as amended (the "Communications Act"). Among other things, FCC regulations govern the issuance, term, renewal and transfer of licenses which must be obtained by persons to operate any television station. The current broadcast license of TBS SuperStation was renewed on April 15, 1992 and will expire on April 1, 1997. In addition, FCC regulations govern certain programming practices.

     On June 12, 1992, the FCC released a Notice of Proposed Rulemaking under which it proposes to re-examine current regulations and ownership restrictions on television broadcasters. Among other things, the

FCC is proposing liberalizing the number of television stations a single entity may own or altering the rule that currently prohibits an entity from owning more than one station in a local market. Any regulatory change, if adopted, could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of this proceeding or the overall effect it may have.

CABLE REGULATION

     Cable television systems are regulated by municipalities or other local government authorities. Municipalities generally have the jurisdiction to grant and to review the transfer of franchises, to review rates charged to subscribers, and to require public, educational, governmental or leased-access channels, except to the extent that such jurisdiction is preempted by federal law. Any such rate regulation or other franchise conditions could place downward pressure on subscriber fees earned by the Company, and such regulatory carriage requirements could adversely affect the number of channels available to carry the Company's networks.

     On October 5, 1992, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") became law. The principal provisions of the 1992 Act that may affect the Company's operations are discussed below. The Company cannot predict the full effect that the 1992 Act will have on its operations.

  Rate Regulation

     Section 623 of the Communications Act, as amended by the 1992 Act, establishes a two-tier rate structure applicable to systems not found to be subject to "effective competition" as defined by the statute. Rates for a required "basic service tier" are subject to regulation by practically every community. Rates for cable programming services other than those carried on the basic tier are subject to regulation if, upon complaint, the FCC finds that such rates are "unreasonable." Programming offered by a cable operator on a per-channel or per-program basis, however, is exempt from rate regulation.

     On April 1, 1993, the FCC adopted implementation regulations for Section
623. The text of its Report and Order was released on May 3, 1993. The FCC adopted a benchmark approach to rate regulation. Rates above the benchmark would be presumed to be unreasonable. Once established, cable operators could adjust their rates based on appropriate factors and could pass through certain costs to customers, including increased programming costs.

     On February 22, 1994, the Commission adopted further regulations. Among other things, the additional regulations will govern the offering of bona fide "a la carte" channels that are exempted from rate regulation. The Commission also adopted a methodology for determining rates when channels are added to or deleted from regulated tiers. These regulations may adversely affect the Company's ability to sell its existing or new networks to cable customers and/or may adversely affect the prices the Company may charge for its services, although at this time the Company cannot predict their full effect on its operations.

     On April 5, 1993, the FCC also froze rates for cable services subject to regulation under the 1992 Act for 120 days. On June 11, 1993, the FCC deferred the implementation of rate regulation from June 21, 1993 to October 1, 1993, and extended the freeze on rates for cable services subject to regulation from August 4, 1993 to November 15, 1993. On November 10, 1993, the Commission further extended the freeze until February 15, 1994, and on February 8, 1994, extended the expiration date of the freeze until May 15, 1994. On July 27, 1993, the FCC moved the effective date of rate regulation back to September 1, 1993. Additionally, among other things, the FCC permitted cable operators to structure rates and service offerings up until September 1, 1993 without prior notice to subscribers.

     On July 16, 1993, the FCC issued a Notice of Proposed Rulemaking to add the regulatory requirements to govern cost-of-service showings that cable operators may submit under this provision to justify rates above the benchmarks. On February 22, 1994, the Commission adopted interim rules to govern the cost of service proceedings.

     The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld the constitutionality of these provisions. An appeal of that decision is pending in the U.S. Court of Appeals for the

District of Columbia Circuit. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigation.

  Must Carry and Retransmission Consent

     The 1992 Act contains provisions that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel position rights to the local broadcast stations. The 1992 Act also includes provisions governing retransmission of broadcast signals by cable systems, whereby retransmission of broadcast signals would require the broadcaster's consent and provides each local broadcaster the right to make an election between must carry and retransmission consent. The retransmission consent provisions of the 1992 Act became effective on October 5, 1993.

     On March 11, 1993, the Commission adopted a Report and Order implementing these provisions. The provisions could affect the ability and willingness of cable systems to carry cable programming services. The Company has filed litigation challenging the provision as unconstitutional, which is pending in the United States Supreme Court (see "Legal Proceedings -- Turner Broadcasting System, Inc. v. Federal Communications Commission and the United States of America").

  Program Access

     On April 1, 1993, the Commission issued regulations implementing a provision that, among other things, makes it unlawful for a cable network, in which a cable operator has an attributable interest, to engage in certain unfair methods of competition or unfair or deceptive acts or practices, the purpose and effect of which is to hinder significantly or prevent any multichannel video programming distributor from providing satellite cable programming or satellite broadcast programming to cable subscribers or consumers. The provisions contain an exemption for any contract that grants exclusive distribution rights to a person with respect to satellite cable programming or that was entered into on or before June 1, 1990. While the Company cannot predict the regulations' full effect on its operations, they may affect the rates charged by the Company's cable programming services to its customers and could affect the terms and conditions of the contracts between the Company and its customers.

     The constitutionality of this provision has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld this provision. An appeal of that decision is pending in the United States Court of Appeals for the District of Columbia Circuit. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigation.

  Regulation of Carriage Agreements

     The 1992 Act contains a provision that requires the FCC to establish regulations governing program carriage agreements and related practices between cable operators and video programming vendors, including provisions to prevent the cable operator from requiring a financial interest in a program service as a condition of carriage and provisions designed to prohibit a cable operator from coercing a video programming vendor to provide exclusive rights as a condition of carriage. On October 22, 1993, the Commission issued regulations implementing this provision. The Company at this time cannot predict the effect of this provision on its operations.

     The constitutionality of this provision has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld the constitutionality of this provision. An appeal of that decision is pending in the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the outcome of the litigation.

  Ownership Litigation

     Section 11 of the 1992 Act directed the Commission to prescribe rules and regulations establishing limits on the number of cable subscribers a person is authorized to receive by cable systems owned by such person and the number of channels that can be occupied by video programmers in which a cable operator has an attributable interest. The Commission must also consider the necessity of imposing limitations on the degree to which multichannel video programming distributors may engage in the creation or production of video programming.

     On December 28, 1992, the FCC issued a Notice of Proposed Rulemaking and Notice of Inquiry with respect to these provisions. On October 22, 1993, the FCC adopted a Second Report and Order that established a 40% limit on the number of channels that may be occupied by programming services in which the particular cable operator has an attributable interest. The Company is subject to this provision. The FCC has also established a national limit of 30% on the number of homes passed that any one person can reach through cable systems owned by such person, but stayed the implementation of that provision pending judicial review of its constitutionality. Petitions for reconsideration are pending. The Company cannot at this time predict the effect of this provision or of these proposals on its operations.

     The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court found the national limit on homes passed unconstitutional, but upheld the constitutionality of the channel capacity limits. An appeal of that decision is currently pending in the United States Court of Appeals for the District of Columbia Circuit. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigation.

  Sports Migration

     The 1992 Act directs the FCC to submit an interim report by July 1, 1993 and a final report by July 1, 1994 to Congress on the migration of sports programming from the broadcast networks to cable networks and cable pay-per-view. The interim report was submitted on June 24, 1993.

CABLE NETWORK CROSS-OWNERSHIP

     Under current FCC regulations, television broadcast networks are not permitted to own cable systems. On June 17, 1992, the FCC voted to modify its regulations to permit television broadcast networks to own cable systems so long as a network's owned systems have less than 10% of cable subscribers nationally and have less than 50% of the subscribers in an individual local market. The Company cannot predict the effect, if any, of this change on its operations.

COPYRIGHT LICENSE SYSTEM

     The Copyright Act provides for the grant to cable systems of compulsory licenses for carriage of distant, non-network copyrighted programming (as typically originally transmitted by a broadcast television station). The Copyright Act also provides for payments of royalty fees by the cable systems for the benefit of copyright owners or licensors, which fees are payable for the privilege of retransmitting such programming to their subscribers. Under the Copyright Act, the amount of such royalty payments is generally based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number of distant non-network television signals carried by the system. Therefore, cable systems that carry TBS SuperStation must contribute to the Copyright Office for distribution. However, no royalties are paid by cable systems in connection with their carriage of TNT, the Cartoon Network, CNN or Headline News.

     There have been several legislative initiatives in Congress during the past several years to alter the present compulsory copyright license system provided under the Copyright Act, but none have been adopted into law. In October 1988, the FCC recommended that Congress phase out the compulsory license. The FCC, in its July 1990 Report to Congress, also proposed that Congress should repeal the compulsory copyright license under certain circumstances. The Company cannot predict the ultimate impact on the competitive position of TBS SuperStation if legislation repealing the compulsory license were enacted.

SATELLITE AND MICROWAVE REGULATION

     The Company operates various satellite transmission and reception equipment in the vicinity of its offices in Atlanta, at various bureau locations and at the sites of special events such as sporting events and breaking news sites. These radio transmission facilities are required to be licensed by the FCC prior to use and their operation must comply with applicable FCC regulations.

                                   EMPLOYEES

     At December 31, 1993, the Company and its wholly-owned subsidiaries had 5,317 full-time employees.

     In April 1987, CNN received a petition for a representation election filed with the National Labor Relations Board ("NLRB") by Local 11 of National Association of Broadcast Employees and Technicians ("NABET"). NABET sought a representation election with respect to 61 production employees in CNN's New York news bureau. Although the NLRB conducted a hearing in 1987 and 1988, it did not render a decision as to the proper scope of the voting unit until January 29, 1993. Pursuant to the NLRB's decision, 88 employees would have been in the voting unit. The NLRB directed that an election be conducted for such unit at a date to be determined by it. Based on the substantial changes in the unit and the business operation during the six years since the petition was initially filed, CNN expected to file a Request for Review with the NLRB in Washington, D.C. However, on April 8, 1993, NABET withdrew its petition for election, bringing this matter to a close.

     TEC and certain of its subsidiaries are signatories to collective bargaining agreements with two unions. These agreements cover approximately 45 employees of TEC and its affected subsidiaries and expire in 1994. In addition, certain subsidiaries of the Company are signatories to one or more of the following collective bargaining agreements: the Writers Guild of America Basic Agreement, the Directors Guild of America Basic Agreement, the Screen Actors Guild Basic Agreement, the American Federation of Television and Radio Artists Network Television Code, the International Alliance of Theatrical Stage Employees Agreement, the American Federation of Musicians Basic Agreement, the Union of British Columbia Performers Agreement, the British Actors Equity Association Agreement and/or a member of the Alliance of the Motion Picture and Television Producers.

ITEM 2.  PROPERTIES

     The Company owns CNN Center, a hotel and office complex in Atlanta, Georgia, which houses the Company's corporate offices, the operations of CNN, Headline News and CNN International and the operations of certain other subsidiaries. CNN Center Ventures entered into a revolving credit agreement, as subsequently amended, under which it could borrow up to $125 million with borrowings to be guaranteed by the Company and secured by a first mortgage lien on CNN Center and the adjacent parking deck facility. The $40 million balance outstanding at December 31, 1992 was paid off in January 1993. The agreement was terminated in December 1993. The Company subleases until December 27, 2043, a parking facility next to the complex with approximately 2,000 parking spaces.

     The Company also manages and operates the Omni Coliseum pursuant to an operating agreement which expires in October 2002. The agreement requires the Company to apply certain revenues generated by the operation of the Omni Coliseum toward payment of the revenue bonds issued to finance the acquisition, construction and equipping of the Omni Coliseum.

     The Company owns buildings with approximately 205,000 square feet on approximately 32 acres of land in Atlanta, Georgia. The primary building currently houses the studios and offices of TBS SuperStation, TNT and the Cartoon Network. In addition, adjacent to the primary building are twelve seven-meter, two ten-meter, two eleven-meter and one fifteen-meter earth stations used to transmit and monitor the signals of TBS SuperStation, TNT, the Cartoon Network, CNN and Headline News to various satellites and to receive satellite feeds for use by CNN and Headline News, and five smaller operative antennas for receiving backhaul from various satellites.

     The Company also owns a building of approximately 85,000 square feet in Atlanta, Georgia. A portion of the building is used for general purposes and the remainder is available for lease to unaffiliated third parties.

     The Company leases office or studio space in major cities around the United States and abroad which is used by the Company for its news bureaus, for sales of advertising time, for cable sales and marketing, for program production operations, for film servicing operations and for program syndication operations.

     The Hawks currently play their home games and occupy office, locker room and storage space at the Omni Coliseum. The space is rented from a wholly-owned subsidiary of the Company which operates the Omni Coliseum for an amount equal to 10% of net gate receipts.

     ANLBC leases office, locker room and storage space (aggregating approximately 70,000 square feet), and the Braves play all home games in the Atlanta-Fulton County Stadium pursuant to a lease running through December 31, 1994. ANLBC has the option to extend the agreement through December 31, 1996. This lease gives ANLBC priority in the scheduling of baseball games, exclusive year-round concession rights in the stadium and the non-exclusive right to use the stadium for other events. Lease payments are specified percentages of gate receipts and concession sales with a minimum of $650,000 per year.

     The Braves also lease facilities for use by its farm clubs in Richmond, Virginia; Greenville, South Carolina; Macon, Georgia and its spring training facility in West Palm Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

  Storer Cable Communications, et al. v. The City of Montgomery, Alabama, et al.

     On September 6, 1990, Storer Cable Communications ("Storer"), ESPN, Inc. and Satellite Services, Inc. commenced an action in the United States District Court for the Middle District of Alabama, Northern Division, against the City of Montgomery, Alabama, and Emory Folmar, in his capacity as Mayor of Montgomery. In their Complaint, Plaintiffs claim that City of Montgomery Ordinance No. 9-90, which attempts to regulate the construction, operation and control of cable television systems in Montgomery, and City of Montgomery Ordinance No. 48-90, which regulates competition among cable operators and franchisees in Montgomery, are unconstitutional and violate various other provisions of federal and state law. The Plaintiffs seek declaratory and injunctive relief, compensatory damages in excess of $50,000 and attorney's fees.

     On September 7, 1990, TNT moved to intervene in this action. The claims asserted by TNT are similar to those asserted by Plaintiffs in the action although TNT has only challenged the legality of Ordinance No. 48-90. Additionally, TNT's Complaint-in-Intervention adds Montgomery Cablevision and Entertainment, Inc. ("MCE") as a defendant.

     On October 5, 1990, the State of Alabama moved to intervene in the action. Additionally, on October 10, 1990, MCE also moved to intervene in the action. MCE's proposed Answer-in-Intervention and Counterclaim alleges that Tele-Communications, Inc., Storer, Mile Hi Cablevision, Inc. (d/b/a Satellite Services, Inc.), the Company, TNT, Turner Cable Network Sales, Inc. ("TCNS") and ESPN, Inc. have violated the Sherman Act by, among other things, entering into exclusive distribution arrangements for the provision of programming in the Montgomery area. In its Counterclaim, MCE seeks declaratory and injunctive relief, an undisclosed amount of compensatory and punitive damages and attorney's fees.

     On November 27, 1990, the Court granted MCE's Motion to Intervene. On December 19, 1990, the Court granted TNT's and the State of Alabama's Motion to Intervene and, at the same time, the Court stayed any action on MCE's Counterclaim until the main claim is decided. On January 4, 1991, TNT filed a Motion for Summary Judgment on all counts. On February 25, 1991, all Defendants responded and filed Cross Motions for Summary Judgment. Oral argument on these motions was heard on April 11, 1991.

     On October 9, 1992, the Court entered an Order on all outstanding Motions for Summary Judgment. In its Order, the Court struck portions of Ordinance 48-90 and Ordinance 9-90, and denied summary judgment as to the remaining aspects of the two ordinances. On October 23, 1992, the Court lifted the stay on MCE's Counterclaim, which was amended on December 15, 1992. On February 4, 1993, the Company, TNT and TCNS filed a Motion to Dismiss the Counterclaim and Amended Counterclaim for failure to state a claim. On June 17, 1993, the Court entered an order denying the Motion of the Company, TNT and TCNS to dismiss Montgomery Cablevision and Entertainment, Inc.'s Counterclaim and Amended Counterclaim for failure to state a claim. On or about September 24, 1993 this action was settled with no payment by or adverse effect on the Company. On September 27, 1993, the Court vacated its June 17, 1993 Order. A Joint Stipulation of Dismissal was filed with the Court on October 20, 1993 and the litigation was dismissed with prejudice by Order dated October 21, 1993.

  United States of America v. Cable News Network, Inc. and Turner Broadcasting System, Inc.

     In October and November of 1990, CNN was involved in investigating and reporting a story concerning potential government audio taping of telephone calls made by General Manuel Noriega from his cell in the Miami Correctional Center, including the taping of conversations with his attorneys and defense team. CNN obtained copies of some of the alleged tapings and telecast segments thereof. Judge William M. Hoeveler, United States District Court for the Southern District of Florida, entered orders on November 8, 1990 and November 9, 1990 which temporarily prohibited the telecast of Noriega's privileged attorney-client conversations. Judge Hoeveler has appointed a special prosecutor, Robert F. Dunlap, to investigate whether CNN violated his Orders in a telecast on November 9, 1990, and to prepare an application for an Order to Show Cause "why those entities and individuals responsible for" the telecast should not be held in contempt of the Court's Orders. To date, no Order to Show Cause has been presented, contempt proceedings have not been initiated against CNN or any other entities or individuals involved. On January 15, 1993 CNN was advised by Special Prosecutor Dunlap that it was a target of a grand jury investigation into these alleged contempts. CNN has responded to grand jury subpoenas issued at that time. CNN has been informed by the court that criminal information alleging contempt charges may be presented at the end of March 1994, at which time the Company will enter a plea and a date for trial will be selected. Fines and/or penalties of an undetermined amount could be imposed against CNN as a result of these contempt proceedings. CNN denies it telecast any privileged conversations and therefore denies that it violated or intended to violate the Court Orders. CNN intends to vigorously defend the contempt proceedings.

  Turner Broadcasting System, Inc. v. Federal Communications Commission and
     The United States of America

     On October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations (see
"Business -- Regulation -- Cable Regulation -- Must Carry and Retransmission Consent"). The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. The Company cannot predict the outcome of the litigation at this time. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On May 3, 1993, the Company filed its Notice of Appeal of that decision to the United States Supreme Court. The Company filed its Jurisdictional Statement with the Supreme Court on July 2, 1993. On September 28, 1993, the Supreme Court noted probable jurisdiction and heard oral argument on this case on January 12, 1994. The parties are awaiting a decision by the Supreme Court.

  Slovitt v. Turner Broadcasting System, Inc. et al, and Farrell Brokerage, Inc. Pension Plan and Farrell Brokerage, Inc. Profit Sharing v. Turner Broadcasting System, Inc. et al

     On April 14, 1993, shareholder J. Slovitt filed suit in the Superior Court of Fulton County, Georgia, and shareholders Farrell Brokerage, Inc. Pension Plan and Farrell Brokerage, Inc. Profit Sharing filed suit in the Supreme Court of the State of New York, County of New York. Each of these shareholders (the "Plaintiffs") had the same legal counsel and purported to bring a class action on behalf of all minority common shareholders of the Company who are similarly situated to the Plaintiffs. The Defendants included the Company, all directors of the Company, Time Warner, Inc. and Tele-Communications, Inc. (the "Defendants"). Each class action made identical allegations that the Defendants dominate and control the Company through their stock ownership, directorships and management positions and have wrongfully utilized these positions to deprive the Company's minority common shareholders of their investment. The Plaintiff's allegations were allegedly based on public reports, including newspaper articles. The Plaintiffs sought class action status, injunctive relief, unspecified damages and a constructive trust for the benefit of class members. The case filed by shareholder J. Slovitt was dismissed in December 1993. The Plaintiffs in the Farrell suit initiated proceedings in March 1994 to dismiss the suit.

MUSIC LICENSES

     In the television industry, programming is usually obtained from suppliers lacking the necessary license to perform publicly the music associated with the programming. Those performance rights are traditionally secured by obtaining blanket licenses to the entire repertories. Such blanket licenses are held by music performance societies, principally the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI").

     As a local television station, TBS SuperStation has music licenses with both ASCAP and BMI and has paid monies pursuant to those licenses. In 1986, in connection with an audit for the years 1981 and 1982, ASCAP indicated that it believed the Company owed an additional $800,000 under that license. The Company denied that it had any additional liability, and the matter has remained in negotiation. In January 1989, ASCAP threatened to pursue the same demand for additional payments for the entire period 1981-88 and contended that the additional payment would represent approximately $6 million. The Company again denied any additional liability. The matter, if litigated, would raise novel and unresolved legal questions.

     In September 1988, the Company made formal applications for licenses from ASCAP and BMI for all of its programming services. The Company currently has a license with BMI. Under an antitrust consent decree, if any entity seeking a license from ASCAP cannot reach agreement with ASCAP as to the fee associated with that license, it is entitled to ask the United States District Court for the Southern District of New York to establish such a fee. On January 13, 1989, the Company filed an application asking that a fee be set for the period commencing October 3, 1988. The Court has set interim fees as a result of the Company's application.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By unanimous written consent dated as of December 15, 1993, the holders of the Company's Class C Preferred Stock (12,396,976 shares) approved (i) the issuance of an aggregate of 250,000 shares of the Company's Class B Common Stock to the five principals of Castle Rock Entertainment in connection with the acquisition of Castle Rock by the Company and the employment of such principals following such acquisition and (ii) the issuance of an aggregate of 52,500 shares of the Company's Class B Common Stock to three of the Company's executive officers in connection with the execution by such officers of employment agreements with the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company, their ages and their positions as of February 28, 1994*:

           NAME                AGE                           POSITION
- ---------------------------    ---     ----------------------------------------------------
R. E. Turner...............    55      Chairman of the Board of Directors and President
Christian L. Becken........    40      Vice President and Treasurer
William S. Ghegan..........    45      Vice President, Controller and Chief Accounting
                                       Officer
William H. Grumbles**......    44      Vice President -- Worldwide Distribution
Elahe Hessamfar............    40      Vice President and Chief Information Officer
W. Thomas Johnson..........    52      Director and Vice President -- News
Steven W. Korn.............    40      Vice President, General Counsel and Secretary
Terence F. McGuirk.........    42      Director and Executive Vice President
Wayne H. Pace..............    47      Vice President -- Finance and Chief Financial
                                       Officer
Scott M. Sassa.............    35      Director and Vice President -- Entertainment
                                       Networks
William M. Shaw............    49      Vice President -- Administration
Julia W. Sprunt**..........    40      Vice President -- Marketing and Communications

- ---------------

 * Effective January 2, 1994, John M. Barbera resigned his position as Vice President -- Sales. Effective January 31, 1994, Paul D. Beckham resigned his position as Vice President -- Cable Sales.
** William H. Grumbles and Julia W. Sprunt are married to each other.

     The executive officers of the Company are elected by the Board of Directors to serve until their successors are elected and qualified. The following is a brief description of the business experience of the executive officers of the Company for at least the past five years.

     R. E. Turner has been Chairman of the Board, President and controlling shareholder of the Company since 1970.

     Christian L. Becken joined the Company in December 1983 as Vice President of Financial Planning and was promoted to Vice President and Treasurer in 1986.

     William S. Ghegan, who joined the Company as Corporate Controller in 1985, was promoted to Vice President, Controller and Chief Accounting Officer in 1987. Formerly, he was a Senior Manager with Price Waterhouse, an international accounting firm, from 1979 to 1985.

     William H. Grumbles, who joined the Company in 1989 as Executive Vice President of TCNS, was promoted to President of Turner International, Inc. in 1991 and Vice President -- International Sales of the Company in 1992. In 1993, his title became Vice President -- Worldwide Distribution. Previously, he served as Vice President -- Affiliate Relations for HBO.

     Elahe Hessamfar joined the Company in 1993 as Vice President and Chief Information Officer. Previously Ms. Hessamfar was Vice President, Information Systems for PacBell Directory from 1987 until joining the Company.

     W. Thomas Johnson joined the Company in 1990 as Vice President -- News. He also serves as President of CNN. Previously, Mr. Johnson was Chairman of the Los Angeles Times from 1989 until joining the Company, and also Vice Chairman of the Times Mirror Company from 1987 until joining the Company. From 1980 he had served as Publisher and Chief Executive Officer of the Los Angeles Times.

     Steven W. Korn joined the Company in September 1983 as Assistant Vice President and Deputy General Counsel. He became Vice President in 1986, Secretary in 1987 and General Counsel in 1988. Formerly, he was an attorney with the law firm of Troutman Sanders.

     Terence F. McGuirk joined the Company in 1972 as an Account Executive. In 1975, he assumed the duties of Director of Cable Relations and three years later became the Director of Special Projects. He was promoted to Vice President of the Company in 1979 and was elected as a director in 1987. Mr. McGuirk was promoted to Executive Vice President in 1990. He also serves as President of the Company's sports division.

     Wayne H. Pace joined the Company in July 1993 as Vice President -- Finance and Chief Financial Officer. From 1981 until July 1993, he was a partner with Price Waterhouse, an international accounting firm.

     Scott M. Sassa rejoined the Company in 1988 as Executive Vice President of TNT, Inc. He became Vice President -- Entertainment Networks in 1990 and was elected a director in 1992. Before rejoining the Company, Mr. Sassa served as Vice President of New Business Development of Ohlmeyer Communications Company in 1987 and prior to that as Vice President of Network Management at Fox Broadcasting Company.

     William M. Shaw joined the Company in 1981 as Director of Personnel and was promoted to Vice President -- Personnel in 1982. He was promoted to Vice President -- Administration in 1991. Previously, he served as Director of Personnel at Siemens-Allis Corp.

     Julia W. Sprunt, who joined the Company in 1981 as a Marketing Manager of TCNS, became Director -- Southeast Region of TCNS in 1985. She was promoted to Vice President -- Western Region of TCNS in 1986 and became Senior Vice President of TCNS in 1987. Ms. Sprunt was promoted to Vice
President -- Marketing of TBS SuperStation in 1989 before becoming Vice President -- Corporate Marketing and Communications in 1990.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information regarding the principal markets on which the Company's two classes of common stock are traded, the high and low sales price for the stock on the American Stock Exchange for each quarterly period during the past two years, the Company's dividend policy and the approximate number of holders of each class of the common stock at December 31, 1993, is included under the caption entitled "Investor Information" on page 54 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected financial data for the Company for the five years ended December 31, 1993 is included under the caption entitled "Selected Financial Data" on page 28 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported consolidated revenue of approximately $1.9 billion for the year ended December 31, 1993, a 9% increase over the same period last year. Operating profit, defined as income before interest expense, interest income, income taxes, extraordinary items, and the cumulative effect of a change in accounting principle, rose 4% over 1992 to $302 million. The Company incurred a net loss of $244 million, which included a nonrecurring charge of $306 million for the cumulative effect of a change in accounting for income taxes, and $11 million in extraordinary charges, net of tax benefits, for the early termination of certain of the Company's bank credit facilities and the redemption of its convertible debt due 2004. Income before these charges and the provision for income taxes was $121 million, or a 21% increase over 1992.

     The consolidated financial statements and all related information included in the 1993 Annual Report to Shareholders incorporated herein by reference should be read in conjunction with the following review. See the financial statements set forth on pages 29 through 51 of the 1993 Annual Report to Shareholders, incorporated herein by reference. For a discussion of regulatory and legislative matters affecting the Company, refer to Part I -- Item 1, "Business -- Regulation."

OVERVIEW

     The Company's present operations and future prospects are influenced by many factors, primarily the growth of the cable television industry and the economic climate both in the United States and abroad, as well as the availability of programming for its entertainment and news networks. Additionally, governmental regulation and information technology changes relating to the cable television industry also influence domestic and international prospects. Because of the Company's recent acquisition of Castle Rock and New Line, future prospects will also be influenced by the profitability of the motion picture industry.

U.S. CABLE TELEVISION INDUSTRY

     The growth of the Company's Entertainment and News Segments is influenced by the growth of the U.S. cable industry since that medium represents the principal distribution system for TBS SuperStation, TNT, the Cartoon Network, CNN and Headline News. At the end of 1993, homes subscribing to cable television service in the United States reached approximately 63 million, which represented 67% of all U. S. television households and a 1% increase over 1992. Homes served by cable television are expected to grow through 1996 and are expected to represent approximately 72% of all U.S. television households by the end of that year. The growth of the Company's Entertainment and News Segments is also influenced by the channel capacity of individual cable system operators.

ECONOMIC CLIMATE

     The state of the U.S. economy influences the results of the Entertainment and News Segments as those segments derive a significant portion of their revenues from advertising, which is sold largely within three to nine months of airing and which, under certain conditions, can be cancelled by the buyers. Overall, domestic advertising revenues totaled $828 million in 1993, $750 million in 1992 and $662 million in 1991, representing 43%, 42% and 45%, respectively, of total revenues in those years.

     The impact of changes in the economy is mitigated by the fact that the Company derives a portion of its revenues from subscription fees, which are relatively resistant to short-term domestic economic factors. Domestic subscription fees from cable system operators, which totaled $502 million in 1993, $429 million in 1992 and $386 million in 1991, representing 26%, 24% and 26% of total revenues in those respective years, are generally received under contracts with three to five year terms.

PROGRAMMING

     The Company continues to make significant investments in original, sports and licensed entertainment programming and in newsgathering capabilities to increase the viewership of its Entertainment and News Networks. The Entertainment Networks use high-profile original movies, specials and sporting events to define identity and provide a base of highly promotable programming from which to attract viewers to their entire slate of offerings. The Company has acquired programming rights to two of the most promotable sporting franchises available. Under a contract entered into in 1990, TNT telecast three pre-season and nine regular season National Football League ("NFL") games in 1993 and 1992. The Company has reached an agreement with the NFL to telecast a similar number of pre-season and regular season games each year over a four-year period beginning in 1994. Since 1989, TNT has also telecast NBA regular season and playoff games. The Company has entered into a new contract with the NBA covering the 1994-1995 through 1997-1998 seasons. Under the new contract, TNT and TBS SuperStation will telecast NBA regular season and playoff games. In addition, affiliations with sporting events such as the 1992 and 1994 Winter Olympics, telecast on TNT, and the Company's own Goodwill Games, telecast on TBS SuperStation, provide exposure on an international level.

     In 1990, the Company negotiated a long-term television license agreement with MGM-Pathe Communications Co. (now Metro-Goldwyn-Mayer Inc. ("MGM")) for approximately 1,000 feature films, over 300 cartoon shorts and selected television series.

     In December 1991, the Company acquired a 50% interest in HB Holding Co., a newly-formed joint venture. The joint venture, through a merger, acquired Hanna-Barbera, Inc. and the HB Library, which provided the Company access to a library of over 3,000 half-hours of animated programming and afforded exposure to a new facet of entertainment programming. Coupled with the 1,850 cartoon episodes in the TEC Film Library, the Company now has access to a vast source of animated programming. In October 1992, the Company used access to this programming to launch the Cartoon Network, a 24-hour per day cable program service which has revenue streams from both advertising and subscription fees.

     On December 22, 1993, the Company acquired all of the equity interests in Castle Rock, a motion picture and television production company, and on December 29, 1993, the Company acquired the remaining 50% interest in HB Holding Co. In addition, on January 28, 1994, the Company completed the acquisition of New Line, an independent producer and distributor of motion pictures. See Note 2 and
Note 16 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders incorporated herein by reference.

     When combined with existing arrangements for programming and the extensive library of feature films, cartoons and televisions series, these new acquisitions continue to build core programming for the Entertainment Networks and allow for control of programming from production through various stages of distribution. The Company will continue to use this programming for new networks, such as the launch of a 24-hour satellite and cable distributed family entertainment network -- Turner Classic Movies -- during 1994.

Programming costs in the News Segment primarily relate to personnel, travel costs and satellite and communications access. CNN presently operates nine news bureaus in the United States and 19 bureaus in countries outside the United States. In the near future, the Company anticipates expanding staff and facilities internationally, increasing staff working on breaking news stories, and modifying its daily programming mix as necessary, all with the objective of increasing viewership.

INTERNATIONAL

     While most of the Company's revenues are derived from domestic distribution of its products and services, the Company views the international market as an important source for future revenue growth.

     Historically, the Company has derived the majority of its international revenues from syndication and licensing to television stations, the sale of home videos of feature films from the TEC Film Library and, to a lesser degree, from theatrical release of original productions made for TNT. These operations continue to contribute an important revenue stream to the Company; in 1993 international syndication and licensing revenues (defined as broadcast fees, syndication, home video and licensing and merchandising revenues), were $149 million, representing approximately 62% of total international revenue. This is an increase of 2% over 1992.

     The Company believes the greatest potential for growth internationally is in the area of satellite delivered programming. Currently, CNN International is the Company's predominant programming vehicle outside the United States. CNN International is distributed via satellite primarily to cable systems, broadcasters, hotels and private satellite dish owners. Subscription levels in Europe grew from 12 million households at the end of 1991 to 45 million households by the end of 1993. CNN International's programming is generally either CNN product as viewed in the United States or in a reformatted version which conforms to retransmission restrictions imposed by certain agreements under which CNN collects international news stories from certain overseas suppliers. It also includes segments specifically produced for the international markets. Revenues, which are derived from subscriber fees, broadcast fees, and advertising sales, are principally generated from Europe. Total revenues from CNN International increased from $74 million in 1992 to $93 million in 1993. It is anticipated that these revenues will continue to increase as the Company capitalizes on the growing international reputation of CNN and the increased international opportunities to market the service, both in terms of increases in international advertising and in terms of overall growth in international television media and markets.

     In January 1991, the Company launched TNT Latin America, a 24-hour per day trilingual entertainment program service serving Latin America and the Caribbean via satellite. Relying largely on existing programming from the TEC Library, this service allows the user to customize the service using Spanish, Portuguese and English audio tracks and subtitles. Contracts for carriage of this service are offered by the Company's sales and marketing organizations to operators of cable systems and similar technologies. Revenues from this service, which in many areas is being marketed together with CNN's news programming, are almost entirely from subscription fees based on contracts with cable operators which specify minimum subscription levels. Revenues for TNT Latin America continue to increase with a 50% growth over 1992.

     In March 1993, the Company acquired a 27.5% limited partnership interest in n-tv, a 24-hour German language news channel. The partnership provides for cooperation in newsgathering, exchange of news footage and cooperative access to facilities.

     In April 1993, the Company launched Cartoon Network Latin America, a 24-hour per day programming service in Latin America utilizing animated programming from both the HB Library and TEC Library. In September 1993, the Company also launched TNT & Cartoon Network Europe, which consists of European versions of the Cartoon Network and TNT, originating in the United Kingdom, and distributed throughout Europe. Both of these new networks have revenue streams from advertising and subscription fees.

     The Company is also committed to a 50% joint venture interest in an over-the-air television station in Moscow. Programming for this joint venture will primarily be in the Russian language and will include classic films from the TEC Library, sports and children's programming and CNN International programming.

     The Company is planning the launch in 1994 of a 24-hour movie and cartoon network in Asia (TNT & Cartoon Asia). Programming for this new international network will come primarily from the TEC Library and the HB Library.

     The Company believes international markets provide substantial opportunities for revenue growth in the future. Such growth will be significantly influenced by, among other things, competition, governmental regulation, access to satellite transmission facilities, improvements in encryption technologies, the continued growth of distribution system alternatives to over-the-air broadcast technology, the availability of effective intellectual property protection and local market economic conditions in the countries served.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     As part of its ongoing strategic plan, the Company has invested, and will continue to invest, significant amounts of capital for network and television programming development, filmed entertainment and programming acquisition. Historically, the Company has relied primarily on debt to finance these initiatives and as a result has maintained a high degree of financial leverage. This approach continued in 1993 enabling the Company to implement its growth plans. See Note 2, Note 5 and Note 16 of the Notes to Consolidated Financial Statements included in the 1993 Annual Report to Shareholders incorporated herein by reference. Additionally, see "Liquidity and Capital
Resources -- Credit Facilities and Financing Activities."

     The Company expects that internally generated funds supplemented by existing credit facilities and debt that may be issued pursuant to its shelf registration filed in May 1993 will be sufficient to meet operating needs and scheduled debt maturities through the end of 1994 and beyond.

     Cash provided by operations for the year ended December 31, 1993, aggregated $136 million, net of cash interest payments of $138 million, payments of $75 million for accreted amounts upon redemption of the zero coupon notes due 2004 (the "Convertible Notes due 2004") completed in August 1993, and payment of debt issue costs of $16 million related to the issuance of 8 3/8% Senior Notes and the execution of the 1993 Credit Agreement, both of which occurred in July 1993. Other primary sources of cash included borrowings under the 1993 Credit Agreement of $1.225 billion and approximately $297 million of gross proceeds from the 8 3/8% Senior Notes. Cash was primarily utilized for the retirement of indebtedness, including the Convertible Notes due 2004 ($216 million, net of payments of accreted amounts) and amounts outstanding under the 1989 Credit Agreement ($710 million) and the CNN Center Ventures Credit Agreement ($40 million). In addition, the Company acquired an equity interest in and advanced funds to the German limited partnership, n-tv ($35 million), purchased the remaining 50% interest in HB Holding Co. and its subsidiaries ($243 million, net of cash) and acquired Castle Rock Entertainment ($314 million, net of cash). Cash was also used during the period for additions to property and equipment ($51 million) and payments of cash dividends ($18 million).

     See the Consolidated Statements of Cash Flows for details regarding sources and uses of cash, Note 2 of Notes to Consolidated Financial Statements for a detailed discussion of the acquisitions, and Note 5 of Notes to Consolidated Financial Statements for a detailed discussion of definitions, terms and restrictive covenants associated with the Company's indebtedness, all of which are included in the 1993 Annual Report to Shareholders incorporated herein by reference.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.3 billion of outstanding indebtedness at December 31, 1993, of which $1.2 billion was outstanding under an unsecured revolving credit facility with banks.

     On July 1, 1993, the Company entered into a credit agreement (the "1993 Credit Agreement") with a group of banks pursuant to which such banks extended a $750 million unsecured revolving credit facility. On December 15, 1993, the 1993 Credit Agreement was amended, among other things, to increase the amount available for borrowing to $1.5 billion. Amounts available for borrowing or reborrowing under this revolving facility will automatically decrease by $75 million as of the last business day of the calendar quarters ending March 31, 1998, June 30, 1998, September 30, 1998, and December 31, 1998, and by $150
million as of the last business day of each quarter thereafter until December 31, 2000, at which time the revolving credit facility will terminate. Under the 1993 Credit Agreement, amounts repaid under the revolving credit facility may be reborrowed subject to borrowing availability. The amount of borrowing availability is subject to other provisions of the 1993 Credit Agreement, including requirements that (a) minimum ratios, as from time to time are in effect, of funded debt to cash flow, cash flow to interest expense and cash flow to fixed charges be maintained; and (b) there does not exist, and that such borrowing would not create, a default or event of default, as defined. Those covenants are similar to, though generally less restrictive than, those provided in the credit agreement entered into by the Company in 1989, as amended (the "1989 Credit Agreement").

     Approximately $1.2 billion of the Company's indebtedness bears interest on a floating basis tied to short-term market indices. The Company has interest rate swap agreements having a total notional principal amount of $780 million with commercial banks to mitigate possible rising interest rates. The contracts have expiration dates ranging from March 1994 to March 1995. The weighted average receipt and payment rates associated with the swap agreements were 4.16% and 9.07%, respectively, at December 31, 1993 and were 4.44% and 9.80%, respectively, at December 31, 1992. The Company designates these interest rate swaps as hedges of interest rates and the differential paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change. The Company has exposure to credit risk, but does not anticipate nonperformance by the counterparties to these agreements.

     On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission to allow the Company to offer for sale, from time to time, up to $1.1 billion of unsecured senior debt securities or unsecured senior subordinated debt securities (together, the "Debt Securities") consisting of notes, debentures or other evidence of indebtedness. The Debt Securities may be offered as a single series or as two or more separate series in amounts, at prices and on terms to be determined at the time of the offering. The Debt Securities may be sold to or through one or more agents designated from time to time.

     On July 8, 1993, the Company sold $300 million of 8 3/8% Senior Notes due July 1, 2013 (the "Notes") under the registration statement. The net proceeds to the Company were approximately $291 million after market and underwriting discounts. The Notes bear interest at the rate of 8 3/8% per annum payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1994. The Notes are not redeemable at the option of the Company. Each holder has the right to require the Company to repurchase such holder's Notes in whole, but not in part, upon the occurrence of certain triggering events, including, without limitation, a change of control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Debt Securities. The covenants governing the Notes limit the Company's ability to incur additional funded debt by requiring the maintenance of a minimum consolidated interest coverage ratio, as defined.

     On July 9, 1993, the Company called for redemption of all of its Convertible Notes due 2004, of which $291 million, net of unamortized discount of $409 million, was outstanding at August 9, 1993, to be funded by the issuance of the Notes. The Convertible Notes due 2004 could have been converted into shares of Class B Common Stock, par value $0.0625 per share, at any time before the close of business on August 9, 1993, at the rate of 15 shares of Class B Common Stock for each $1,000 principal amount at maturity. All Convertible Notes due 2004 which were not converted into shares of Class B Common Stock were redeemed on August 9, 1993, at a redemption price of $415.01 in cash for each $1,000 principal amount at maturity. The price reflects accrued original issue discount at the rate of 8% compounded semiannually to the redemption date.

     On December 21, 1993, the Company cancelled a $125 million revolving credit agreement governed by the CNN Center Ventures Credit Agreement that was guaranteed by the Company and secured by a first mortgage lien on the CNN Center and adjacent parking deck facility.

     The redemption of the Convertible Notes due 2004 and cancellation of the 1989 Credit Agreement and the CNN Center Ventures Credit Agreement resulted in an extraordinary charge of $11 million, net of approximately $6 million of tax benefits, representing the write-off of unamortized debt issue costs.

     Scheduled principal payments for all outstanding debt for 1994 total approximately $2 million, the majority of which relates to capital leases and other debt.

     On February 3, 1994, the Company sold $250 million of 7.4% Senior Notes due 2004 (the "Senior Notes") and $200 million of 8.4% Senior Debentures due 2024 (the "Senior Debentures") under the shelf registration dated May 6, 1993. The Company used substantially all of the net proceeds to repay amounts outstanding under the 1993 Credit Agreement incurred in connection with the acquisitions of Castle Rock and the remaining 50% interest in HB Holding Co. See Note 2 and Note 16 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders incorporated herein by reference.

CAPITAL RESOURCES AND COMMITMENTS

     During 1994, the Company anticipates making cash expenditures of approximately $320 million for sports programming, primarily rights fees, approximately $640 million for original entertainment programming (excluding promotional and advertising costs) and approximately $85 million for licensed programming. Also, during 1994, the Company expects to make total expenditures of approximately $105 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $520 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

     Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

RESULTS OF OPERATIONS 1993 VS. 1992

ENTERTAINMENT SEGMENT

     Entertainment Segment revenue increased 8%, or $84 million. Advertising revenue contributed $56 million to the advance, which reflected an increase in the amount charged per thousand viewing homes on TBS SuperStation and TNT. Subscription revenue increased $49 million, through an increase in the monthly amount charged and a higher number of subscribers for TNT. These advances were offset somewhat by a $26 million decrease in 1993 in domestic and international home video revenue. This decrease was due to a refinement of previously recorded estimates resulting from the resolution of several uncertainties.

     Operating profit (defined as income before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of changes in accounting for income taxes) for the Entertainment Segment decreased 6%, or $9 million, to $143 million, despite significant revenue advances in the core networks. Operating losses of $25 million in 1993 associated with new networks contributed to the operating profit decrease. New networks consist of the Cartoon Network, which was launched in 1992, and Cartoon Network Latin America and TNT & Cartoon Network Europe, which were launched in 1993. Also contributing to the operating profit decrease were a $21 million increase in original programming and related promotion and advertising costs, $15 million in costs related to the theatrical release of "Gettysburg," and increased selling, general and administrative costs. These higher costs were offset somewhat by a $34 million decrease in home video costs, reflecting the related cost effects of the refinement of previously recorded estimates and generally lower 1993 cost of sales.

NEWS SEGMENT

     News Segment revenue increased 13%, or $68 million, to $599 million. Advertising revenue contributed $29 million to the increase, up 11% from 1992, primarily from an increase in the amount charged per thousand viewing homes domestically. Subscription revenue contributed $31 million, up 16% from 1992, due to an increase in the monthly amount charged for CNN and a higher number of subscribers. CNN International contributed $93 million, or 16%, to total 1993 News Segment revenue due primarily to continued global expansion.

     Operating profit for the News Segment increased 19% to $212 million. This increase was due to the advances in revenue, offset by an increase in total costs of $34 million. The total cost increase arose from higher production costs, expenses associated with covering events in Somalia and Bosnia and higher international sales costs.

OTHER

     Other Segment revenues remained constant at $182 million. Increased Braves home game and broadcasting revenue in 1993 offset the non-recurring effects of $12 million in Major League Baseball expansion fees received in 1992, as well as a decline in WCW revenue.

     Operating losses for this Segment declined to $33 million, a net decrease of $4 million, primarily due to a $16 million charge related to discontinuance of the Checkout Channel in 1992, offset somewhat by higher Braves team expenses and other increases in general and administrative costs.

EQUITY (LOSS) IN UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

     Equity in the losses of unconsolidated entities increased $16 million over 1992 results to $20 million. This increase arose primarily from the Company's investments in new international ventures.

     In March 1993, the Company acquired a 27.5% interest in n-tv, a 24-hour German news channel. The Company's share of 1993 losses was approximately $19 million. The Company is also committed to a 50% joint venture interest in an over-the-air television station in Moscow. See Note 2 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders incorporated herein by reference.

     Extraordinary items represent $11 million, net of tax benefits, associated with the early termination of certain of the Company's bank credit facilities and the redemption of the Convertible Notes due 2004. The 1992 extraordinary item of $44 million represents the utilization of operating loss carryforwards. See Note 5 and Note 7 of Notes to Consolidated Financial Statements in the 1993 Annual Report to Shareholders incorporated herein by reference.

     The Company also reflected a $306 million non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No.
109. This charge was primarily related to the TEC Library and, to a lesser degree, the Company's 50% interest in the HB Holding Co.

     As a result of the information discussed, the Company reported a net loss of $244 million in 1993 ($0.92 net loss per common share and common share equivalent). This compares to net income of $78 million in 1992 ($0.30 net income per common share and common share equivalent).

RESULTS OF OPERATIONS 1992 VS. 1991

ENTERTAINMENT SEGMENT

     Entertainment Segment revenue increased 24%, or $210 million. Advertising revenue contributed $73 million to the increase, which reflected higher rates charged per thousand viewing homes, the amount of national inventory sold and the size of the viewing audience. Subscription revenue rose $35 million due to an increase in the size of TNT's subscriber base and a rate increase effective January 1, 1992. Businesses launched in late 1991, TNT Latin America, Hanna-Barbera, Inc. and Turner Publishing, contributed $10 million, $15 million and $12 million, respectively, to the increase in total revenue for 1992. In addition, home video revenues grew by $72 million, primarily related to the refinement of previously recorded estimates resulting from the resolution of several uncertainties and increases in international revenues.

     Operating profit for the Entertainment Segment increased 4%, or $5 million, to $152 million, despite much greater revenue advances in the core networks. TNT Latin America, Hanna-Barbera, Inc. and Turner Publishing reflected an entire year of operating expense in 1992 operating profit, or an additional $37 million over 1991. Also contributing to the modest operating profit increase were $50 million in increased home video costs commensurate with revenue increases, additional rights fees and production costs of $23 million associated with TNT's telecast of the 1992 Winter Olympics and $21 million for the NFL games telecast and increased selling, general and administrative costs.

NEWS SEGMENT

     News Segment revenue increased 11%, or $53 million, to $531 million. Advertising revenue rose $24 million and subscription revenues grew $26 million, reflecting an increase in the number of subscribers and a rate increase as well as overall growth experienced by CNN International. CNN International contributed $23 million to the News Segment's total increase in revenues.

     Operating profit for the News Segment increased 8%, to $178 million. Revenue increases were offset by CNN International expansion and the related increases in satellite and production costs. Higher domestic newsgathering costs associated with political and election coverage were mitigated somewhat by reduced international newsgathering costs due to the 1991 coverage of the Persian Gulf crisis.

OTHER

     Other Segment revenues increased 26%, or $37 million. The continued strong performance of the Braves resulted in higher stadium attendance and concession revenues. In addition, expansion fees from Major League Baseball contributed $12 million to the increase in revenues for the year.

     Operating losses for these companies increased to $37 million, a net change of $22 million, due to increased Braves' player salaries, the development of the Airport Channel and $16 million of costs accrued in conjunction with the termination of the Checkout Channel.

EQUITY (LOSS) IN UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

     Equity in the losses of unconsolidated entities increased $4 million. This increase arose primarily from the Company's investment in HB Holding Co.

     Extraordinary items represent the utilization of $44 million of net operating loss carryforwards, compared to operating loss carryforwards reflected in 1991 of $43 million.

     As a result of the information discussed above, the Company reported net income of $78 million in 1992 ($0.30 net income per common share and common share equivalent). This compares to 1991 net income of $86 million ($0.24 net income per common share and common share equivalent).

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits." This standard requires companies to recognize the obligation to provide post-employment benefits (benefits provided to former or inactive employees after employment but before retirement) if the obligation is attributable to employees' services already rendered, employees' rights to these benefits vest or accumulate and the payment of the benefits is probable and can be estimated. The new standard, which the Company will adopt January 1, 1994, is not anticipated to have a material impact on its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements and notes thereto for the Company and the report of the independent accountants, which are included on pages 29 through 51 of the 1993 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

       Consolidated Statements of Operations for the three years ended December 31, 1993.

       Consolidated Balance Sheets at December 31, 1993 and 1992.

       Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three years ended December 31, 1993.

       Consolidated Statements of Cash Flows for the three years ended December 31, 1993.

       Notes to Consolidated Financial Statements.

       Report of Independent Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company will be filed by amendment to this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K under the caption entitled "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company will be filed by amendment to this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of certain of the Company's securities will be filed by amendment to this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company will be filed by amendment to this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The financial statements set forth on pages 29 through 51 of the 1993 Annual Report to Shareholders are incorporated herein by reference (see Exhibit
13).

(a)(2) Financial Statement Schedules for the three years ended December 31, 1993

SCHEDULE                                                                               PAGE
 NUMBER                                  DESCRIPTION                                  NUMBER
- --------  --------------------------------------------------------------------------  ------
II        Amounts receivable from related parties and underwriters, promoters and
          employees other than related parties......................................     36
VIII      Valuation and qualifying accounts and reserves............................     37
X         Supplementary income statement information................................     38

     The report of the Company's independent accountants with respect to the above-referenced financial statement schedules appears on page 35 of this report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
2.1       Agreement and Plan of Merger, dated October 15, 1993, by and among the Company, NL
          Acquisition Co., and New Line Cinema Corporation (filed as Exhibit 2.1 to the
          Company's Form 8-K dated October 15, 1993, and incorporated herein by reference).
2.2       Form of Purchase Agreement, dated as of December 22, 1993, by and among the Company,
          CR Acquisition Co., Castle Rock Entertainment, Inc., Rain Productions, Padnick
          Productions, Inc., Rob Reiner Productions, Inc., Scheinman Productions, Inc., Shafer
          Productions, Inc., Castle Rock Holding, Inc. and Group W Investments, Inc., (filed as Exhibit 2.1 to the Company's Form 8-K dated December 22, 1993, and incorporated herein by reference).
2.3       Form of Stock Purchase Agreement, by and among the Company, Apollo Investment Fund,
          L.P. and HB Holding Co. (filed as Exhibit 2.3 to the Company's Registration
          Statement on Form S-4 (Registration No. 33-51739) filed with the Commission on
          December 29, 1993, and incorporated herein by reference).
3.1       Restated Articles of Incorporation of the Company, as amended (the "Articles")
          (filed as Exhibit 4.9 to Amendment No. 2 to the Company's Registration Statement on
          Form S-2 (Registration No. 33-686), filed with the Commission on March 18, 1986, and incorporated herein by reference).
3.1.2     Substitute Statement of Resolution Establishing and Designating the Series A
          Cumulative Preferred Stock (filed as Exhibit 4.11 to the Company's Form 10-K for the fiscal year ended December 31, 1985, and incorporated herein by reference).
3.1.3     Articles of Amendment, dated June 3, 1987, to Articles (filed as Exhibit 4 to the
          Company's Form 8-K dated June 3, 1987, and incorporated herein by reference).
3.1.4     Articles of Amendment, dated August 25, 1987, to Articles (filed as Exhibit 2(a) to
          Amendment No. 1 on Form 8 dated August 20, 1987 to the Company's Registration
          Statement on Form 8-A filed with the Commission on August 13, 1987, and incorporated herein by reference).
3.1.5     Articles of Amendment, dated July 15, 1988, to Articles (filed as Exhibit 3.1 to the
          Company's Form 10-Q for the fiscal quarter ended June 30, 1988, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
3.1.6     Articles of Amendment, dated July 23, 1990, (filed as Exhibit 3 to the Company's
          Form 10-Q for the fiscal quarter ended June 30, 1990, and incorporated herein by reference).
3.1.7     Articles of Amendment, dated June 5, 1992, to Articles, (filed as Exhibit 3.1.7 to the Company's Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form
          10-K"), and incorporated herein by reference).
3.2       Bylaws of the Company, as amended on and through November 13, 1990 (filed as Exhibit
          3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1991 (the
          "1991 Form 10-K"), and incorporated herein by reference).
4.1       12% Senior Subordinated Debentures Indenture, dated as of October 15, 1989, between the Company and United States Trust Company of New York, as Trustee (filed as
          Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3
          (Registration No. 33-30747), and incorporated herein by reference).
4.2       Liquid Yield Option Notes Indenture, dated as of February 13, 1992, between the
          Company and Security Pacific National Bank, as Trustee (filed as Exhibit 4.4 to the
          1991 Form 10-K, and incorporated herein by reference).
4.3.1     Form of Note relating to the Company's 8 3/8% Senior Notes due July 1, 2013 (filed as Exhibit 4(d) to the Company's Form 8-K dated June 16, 1993, and incorporated herein by reference).
4.3.2     Form of Officers' Certificate establishing the terms of the Company's 8 3/8% Senior
          Notes due July 1, 2013 (filed as Exhibit 4(e) to the Company's Form 8-K dated June
          16, 1993, and incorporated herein by reference).
4.4.1     Form of Senior Indenture ("Senior Indenture"), dated as of May 15, 1993, between the
          Company and The First National Bank of Boston, relating to senior debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(a) to the Company's Registration
          Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May
          6, 1993, and incorporated herein by reference).
4.4.2     Form of Subordinated Indenture ("Subordinated Indenture"), relating to senior subordinated debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(b) to the
          Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
4.4.3     Form of the Company's Standard Multiple-Series Indenture Provisions relating to the
          Senior Indenture and the Subordinated Indenture (filed as Exhibit 4(c) to the
          Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
4.5       Form of Officers' Certificate establishing the terms of the Company's 7.40% Senior
          Notes due February 1, 2004 with form of Note attached (filed as Exhibit 4(f) to the
          Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
4.6       Form of Officers' Certificate establishing the terms of the Company's 8.40% Senior
          Debentures due February 1, 2024 with the form of Debenture attached (filed as
          Exhibit 4(g) to the Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
4.7.1     Credit Agreement, dated as of July 1, 1993 ("1993 Credit Agreement"), between the
          Company and The Chase Manhattan Bank (National Association), as agent (filed as
          Exhibit 4.9.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1993, and incorporated herein by reference).
4.7.2     Form of Amendment No. 1, dated as of December 1, 1993, to the 1993 Credit Agreement
          (filed as Exhibit 4.6.2 to the Company's Registration Statement on Form S-4
          (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
4.7.3     Form of Amendment No. 2, dated as of December 15, 1993, to the 1993 Credit Agreement
          (filed as Exhibit 4.6.3 to the Company's Registration Statement on Form S-4
          (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
4.7.4     Form of Consent and Agreement, dated as of December 21, 1993, relating to the 1993
          Credit Agreement (filed as Exhibit 4.6.4 to the Company's Registration Statement on
          Form S-4 (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
10.1      Agreement between City of Atlanta and Fulton County Recreation Authority and
          Milwaukee Braves, Inc., dated 1964, as amended by seven supplemental agreements and assigned to Atlanta National League Baseball Club, Inc. (filed as Exhibit 10(b)(i)
          to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended
          December 31, 1980, and incorporated herein by reference).
10.2      License Agreement between City of Atlanta and Fulton County Recreation Authority and
          Atlanta Hawks Basketball, Inc. dated January 26, 1971, as amended by several letter agreements and as assigned to Atlanta Hawks, Ltd. (filed as Exhibit 10(b)(ii) to
          Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended
          December 31, 1980, and incorporated herein by reference).
10.3      Limited Partnership Agreement of Atlanta Hawks, Ltd., as amended (filed as Exhibit
          10(b)(iv) to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.4      Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1988, and incorporated herein by reference).*
10.5      Agreement, dated as of November 30, 1989, between the Company and the National
          Basketball Association (filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.6      Indemnification Agreement, dated as of March 11, 1986, by and between MGM/UA
          Entertainment Co. and United Artists Corporation ("UA"), as supplemented by
          Supplemental Indemnification Agreement, dated as of August 25, 1986, by and between
          Turner Entertainment Co. and UA (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.7      Concession Agreement between Atlanta Braves, Inc. and Automatic Retailers of
          America, Inc., dated November 1, 1965; Agreement Amending Concession Agreement dated
          August 15, 1966; Supplement to Concession Agreement, as amended, dated January 10,
          1969; two letter agreements with ARA Services, Inc., Atlanta/LaSalle Corporation and
          Atlanta National League Baseball Club, Inc. ("ANLBC") dated January 28, 1976; letter agreement between ARA Services, Inc. and ANLBC dated November 23, 1977; and
          Promissory Note from ANLBC to ARA Services, Inc. dated November 30, 1977 (filed as
          Exhibit 4(b)(vi) to Amendment No. 1 on Form 8 to the Company's 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.8      Agreement, dated April 8, 1985, between TBS and Pacific-10 Conference, and
          Television Right Agreement, dated April 10, 1985, between TBS and the Big Ten
          Conference (filed as Exhibit 10(n) to the Company's Form S-1, filed on April 18,
          1985, Registration Number 2-97132, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
10.9      Amended and Restated Joint Venture Agreement for Omni Ventures between ICC Ventures,
          Inc. and Turner Omni Venture, Inc., dated May 28, 1985 (filed as Exhibit 10(n)(i) to the Company's Amendment No. 2 to Form S-1, filed on June 19, 1985, Registration
          Number 2-97132, and incorporated herein by reference).
10.10     Lease Agreement between the Company and Omni Ventures (now CNN Center Ventures),
          dated May 28, 1985 (filed as Exhibit 10(n)(ii) to the Company's Amendment No. 2 to
          Form S-1, filed on June 19, 1985, Registration Number 2-97132, and incorporated herein by reference).
10.11     Sublease Agreement between the Company and DeFoor Properties Incorporated, dated May
          28, 1985 (the "Sublease Agreement"), (filed as Exhibit 10(n)(iii) to the Company's
          Amendment No. 2 to Form S-1, filed on June 19, 1985, Registration Number 2-97132, and incorporated herein by reference).
10.12.1   First Amendment to the Sublease Agreement, dated as of November 15, 1985; Second
          Amendment to the Sublease Agreement, dated as of July 31, 1986; Third Amendment to the Sublease Agreement, dated as of December 31, 1986 (filed as Exhibit 10.16 to the
          Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.12.2   Assignment and Assumption of Sublease Agreement, dated as of June 19, 1990, between the Company and CNN Center Ventures (filed as Exhibit 10.16.2 to the Company's Form
          10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
10.12.3   First Amendment to Memorandum of Sublease, dated as of June 22, 1990, between
          Cousins Properties, Inc. and CNN Center Ventures (filed as Exhibit 10.16.3 to the
          Company's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
10.13     Joint Venture Agreement, dated as of March 1986, between MGM/UA Entertainment Co.
          and United Artists Corporation (filed as Exhibit 10.25 to the Company's Amendment
          No. 2 to Form S-2, filed March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.14     Distribution Agreement, dated as of March 11, 1986, between United
          Artists/Metro-Goldwyn-Mayer Distribution Co. and MGM/UA Entertainment Co. (filed as
          Exhibit 10.26 to the Company's Amendment No. 2 to Form S-2, filed March 18, 1986,
          Registration No. 33-686, and incorporated herein by reference).
10.15     Distribution Agreement, dated as of March 11, 1986, between United
          Artists/Metro-Goldwyn-Mayer Distribution Co. and United Artists Corporation (filed as Exhibit 10.27 to the Company's Amendment No. 2 to Form S-2, filed March 18, 1986,
          Registration Number 33-686, and incorporated herein by reference).
10.16     Name and Logo Agreement, dated as of March 11, 1986, between MGM/UA Entertainment
          Co. and United Artists Corporation (filed as Exhibit 10.28 to the Company's
          Amendment No. 2 to Form S-2, filed March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.17     Distribution Agreement, dated as of March 11, 1986, between MGM/UA Entertainment Co.
          and United Artists Corporation (filed as Exhibit 10.29 to the Company's Amendment
          No. 2 to Form S-2, filed on March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.18     Distribution Agreement (New Pictures), dated August 25, 1986, between Turner
          Entertainment Co. and United Artists Corporation (filed as Exhibit 10(b) to the
          Company's Form 8-K dated August 25, 1986, and incorporated herein by reference).
10.19     Amended and Restated Distribution Agreement (Home Video), dated July 16, 1993, between Turner Entertainment Co. and Metro-Goldwyn-Mayer Inc. (filed as Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1993, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
10.20     License Agreement (RKO library) by and between Entertainment Acquisition Company,
          Inc. and Turner Entertainment Co., dated December 16, 1987. (The Company hereby agrees to furnish a copy of the Agreement to the Commission upon request).
10.21     Amended and Restated Subscription and Registration Rights Agreement, dated as of May
          27, 1987, by and among the Company and the persons listed on the signature pages thereof (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended
          December 31, 1987, and incorporated herein by reference).
10.22     Shareholders' Agreement, dated as of June 3, 1987 (the "Shareholders' Agreement"), by and among the Company, R. E. Turner and the Original Investors (as defined)(filed as Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended December 31,
          1987, and incorporated herein by reference).
10.23     Investors' Agreement, dated as of June 3, 1987, by and among the Company and the
          Investors (as defined)(filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.24     First Amendment, dated as of April 15, 1988, to the Shareholders' Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30,
          1988, and incorporated herein by reference).
10.25     Memorandum of Understanding, dated as of February 17, 1989, between the Company,
          Home Box Office, Inc. and Hughes Communications Galaxy, Inc. (The Company hereby agrees to furnish a copy of this instrument to the Commission upon request).
10.26     Satellite Service Agreement, dated as of March 2, 1990, between the Company and GTE
          Spacenet Corporation. (The Company hereby agrees to furnish a copy of this instrument to the Commission upon request).
10.27     The Turner Incentive Plan (filed as Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1989, and incorporated herein by reference).*
10.28     Letter Agreement, dated as of January 3, 1994, between the Company and the National
          Football League.
10.29     Agreement, dated as of September 22, 1993, by and between the National Basketball
          Association, the Company and Turner Network Television.
10.30     Letter Agreement, dated as of November 3, 1989, between TBS SuperStation, Turner
          Network Television and Columbia Pictures Television, Inc. (filed as Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.31     Letter Agreement between Turner Broadcasting System, Inc. ("TBS"), MGM/UA
          Communications Co. ("MGM/UA CC"), Pathe Communications Corporation and MGM-Pathe
          Communications Co., dated September 25, 1990 (as amending and incorporating by reference the Letter Agreement, dated July 15, 1990, between TBS and MGM/UA CC), as amended by Letter Agreements, dated October 1, 1990, October 8, 1990, October 22,
          1990, October 24, 1990, October 26, 1990 and October 30, 1990 (filed as Exhibit 10 in the Company's Form 10-Q for the fiscal quarter ended September 30, 1990, and incorporated herein by reference).
10.32     Assignment and Assumption Agreement, dated as of December 4, 1991, by and between HB
          Distribution Co., Turner Broadcasting System, Inc., Great American Television and
          Radio Company, Inc. and Great American Broadcasting Company (filed as Exhibit 9 in the Company's Form 8-K dated December 4, 1991, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
- -------   ------------------------------------------------------------------------------------
10.33     Participation Agreement, dated as of December 1, 1991, among Final Frontier
          Partners, GATX Capital Corporation, Pittway Corporation, Wilmington Trust Company,
          CIBC Leasing, Inc., Barclays Bank Inc., Ameritrust Company National Association and
          Turner Broadcasting System, Inc. (The Company hereby agrees to furnish a copy of this instrument to the Commission upon request).
10.34     Lease Agreement, dated as of December 1, 1991, between Wilmington Trust Company and
          Turner Broadcasting System, Inc. (filed as Exhibit 10.46 to the 1991 Form 10-K, and incorporated herein by reference).
10.35     Consent and Agreement, dated as of December l, 1991, Hughes Communication Galaxy,
          Inc., Hughes Communications Satellite Services, Inc., Final Frontier Partners,
          Wilmington Trust Company, Ameritrust Company National Association, CIBC Leasing Inc.
          and Barclays Bank, PLC (filed as Exhibit 10.47 to the 1991 Form 10-K, and incorporated herein by reference).
10.36     Turner Broadcasting System, Inc. Supplemental Benefit Plan (filed as Exhibit 10.48 to the 1992 Form 10-K, and incorporated herein by reference).*
10.37     Turner Broadcasting System, Inc. Supplemental Executive Retirement Plan (filed as
          Exhibit 10.49 to the 1992 Form 10-K, and incorporated herein by reference).*
10.38     Turner Broadcasting System, Inc. 1993 Stock Option Plan.*
10.39     Employment Agreement, dated as of December 20, 1993, by and between the Company and
          W. Thomas Johnson, as amended by agreement dated January 26, 1994.*
10.40     Employment Agreement, dated as of December 20, 1993 , by and between the Company and
          Terence F. McGuirk, as amended by agreement dated January 26, 1994.*
10.41     Employment Agreement, dated as of January 1, 1994, by and between the Company and
          Scott M. Sassa, as amended by agreement dated January 26, 1994.*
11        Computation of Earnings per Common and Common Equivalent Share.
13        Portions of the 1993 Annual Report to Shareholders expressly incorporated by reference in Part I, Item 1 and Part II, Items 5, 6 and 8 of this Report.
21        Subsidiaries of the Company.
23        Consent of Price Waterhouse.

- ---------------

* Management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

     On December 28, 1993, the Company filed a Form 8-K announcing that the Company had acquired Castle Rock Entertainment ("Castle Rock") from Main Street Partners, Sony Pictures Entertainment, Inc. and Group W Investments, Inc. for $100 million in cash together with the repayment of the indebtedness of Castle Rock, and submitted the following documents in connection with such acquisition:
Purchase Agreement, dated as of December 22, 1993, by and among the Company, CR Acquisition Co., Castle Rock Entertainment, Inc., Rain Productions, Padnick Productions, Inc., Rob Reiner Productions, Scheinman Productions, Inc., Shafer Productions, Inc., Castle Rock Holding, Inc. and Group W Investment Inc.; Audited Castle Rock Entertainment Consolidated Balance Sheets as of December 31, 1991 and 1992 and the related Consolidated Statements of Operations, Partners' Equity and Cash Flows for the years then ended; Unaudited Castle Rock Entertainment Condensed Consolidated Balance Sheet as of September 30, 1993 and the Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1992 and 1993; Unaudited Company Pro Forma Condensed Combined Balance Sheet as of September 30, 1993 and Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1992 and the nine months ended September 30, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TURNER BROADCASTING SYSTEM, INC.
                                                    (Registrant)

                                          By:       /s/  R. E. TURNER
                                                    ---------------------
                                                        R. E. Turner
                                                  Chairman of the Board of
                                                  Directors and President
                                                 (Chief Executive Officer)

Dated: March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
- ------------------------------------------  ---------------------------------  ---------------
                 /s/  R. E. TURNER          Chairman of the Board of           March 28, 1994
- ------------------------------------------    Directors and President (Chief
               R. E. Turner                   Executive Officer)

                /s/  WAYNE H. PACE          Vice President -- Finance          March 28, 1994
- ------------------------------------------    (Chief Financial Officer)
              Wayne H. Pace

            /s/  WILLIAM S. GHEGAN          Vice President and Controller      March 28, 1994
- ------------------------------------------    (Chief Accounting Officer)
            William S. Ghegan

               /s/  HENRY L. AARON          Director                           March 28, 1994
- ------------------------------------------
              Henry L. Aaron

        /s/  WILLIAM C. BARTHOLOMAY         Director                           March 28, 1994
- ------------------------------------------
          William C. Bartholomay

            /s/  W. THOMAS JOHNSON          Director                           March 28, 1994
- ------------------------------------------
            W. Thomas Johnson

               /s/  RUBYE M. LUCAS          Director                           March 28, 1994
- ------------------------------------------
              Rubye M. Lucas

            /s/  TERENCE F. McGUIRK         Director                           March 28, 1994
- ------------------------------------------
            Terence F. McGuirk

              /s/  BRIAN L. ROBERTS         Director                           March 28, 1994
- ------------------------------------------
             Brian L. Roberts

               /s/  SCOTT M. SASSA          Director                           March 28, 1994
- ------------------------------------------
              Scott M. Sassa

             /s/  JOSEPH J. COLLINS         Director                           March 28, 1994
- ------------------------------------------
            Joseph J. Collins

                SIGNATURE                                 TITLE                     DATE
- ------------------------------------------  ---------------------------------  ---------------
              /s/  MICHAEL J. FUCHS         Director                           March 24, 1994
- ------------------------------------------
             Michael J. Fuchs

              /s/  GERALD M. LEVIN          Director                           March 25, 1994
- ------------------------------------------
             Gerald M. Levin

                 /s/  BOB MAGNESS           Director                           March 28, 1994
- ------------------------------------------
               Bob Magness

               /s/  JOHN C. MALONE          Director                           March 28, 1994
- ------------------------------------------
              John C. Malone

             /s/  TIMOTHY P. NEHER          Director                           March 28, 1994
- ------------------------------------------
             Timothy P. Neher

                                            Director
- ------------------------------------------
              Fred A. Vierra

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Turner Broadcasting System, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 15, 1994 appearing on page 51 of the 1993 Annual Report to Shareholders of Turner Broadcasting System, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Atlanta, Georgia
February 15, 1994

                                                                     SCHEDULE II

                        TURNER BROADCASTING SYSTEM, INC.

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                 (IN THOUSANDS)

                                                                                             BALANCE AT
                                                                                           END OF PERIOD
                                                 BALANCE AT                              ------------------
                                                 BEGINNING                   AMOUNTS                  NON
                                                 OF PERIOD     ADDITIONS    COLLECTED    CURRENT    CURRENT
                                                 ----------    ---------    ---------    -------    -------
Year ended December 31, 1991:
  Henry Aaron..................................     $158          $ 0         $ (15)       $14       $ 129

                                                 ----------        --       ---------    -------    -------
          TOTAL................................     $158          $ 0         $ (15)       $14       $ 129

                                                 ----------        --       ---------    -------    -------
                                                 ----------        --       ---------    -------    -------
Year ended December 31, 1992:
  Henry Aaron..................................     $143          $ 0         $ (15)       $14       $ 114

                                                 ----------        --       ---------    -------    -------
          TOTAL................................     $143          $ 0         $ (15)       $14       $ 114

                                                 ----------        --       ---------    -------    -------
                                                 ----------        --       ---------    -------    -------
Year ended December 31, 1993:
  Henry Aaron..................................     $128          $ 0         $ (16)       $14       $  98

                                                 ----------        --       ---------    -------    -------
          TOTAL................................     $128          $ 0         $ (16)       $14       $  98

                                                 ----------        --       ---------    -------    -------
                                                 ----------        --       ---------    -------    -------

Non-interest bearing advance secured by salary and earned deferred compensation payable in 240 monthly installments beginning January 1, 1983.

                                                                   SCHEDULE VIII

                        TURNER BROADCASTING SYSTEM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                RECOVERIES
                                                     CHARGED        ON
                                                        TO       ACCOUNTS
                                        BALANCE AT    COSTS     PREVIOUSLY                           BALANCE
        ALLOWANCE FOR DOUBTFUL          BEGINNING      AND       WRITTEN                             AT END
         ACCOUNTS RECEIVABLE            OF PERIOD    EXPENSES      OFF       WRITE-OFFS    OTHER    OF PERIOD
- --------------------------------------  ----------   --------   ----------   ----------   -------   ---------
Year ended
  December 31, 1991...................   $ 31,525    $  7,203     $    0      $  (7,993)  $ 1,060    $ 31,795
                                        ----------   --------   ----------   ----------   -------   ---------
                                        ----------   --------   ----------   ----------   -------   ---------
Year ended
  December 31, 1992...................   $ 31,795    $ 13,917     $   22      $ (14,928)  $(1,712)   $ 29,094
                                        ----------   --------   ----------   ----------   -------   ---------
                                        ----------   --------   ----------   ----------   -------   ---------
Year ended
  December 31, 1993...................   $ 29,094    $ 16,978     $4,052      $ (16,601)  $ 1,475    $ 34,998
                                        ----------   --------   ----------   ----------   -------   ---------
                                        ----------   --------   ----------   ----------   -------   ---------

                                                     CHARGED
                                                        TO
                                        BALANCE AT    COSTS                                          BALANCE
        VALUATION ALLOWANCE ON          BEGINNING      AND                                           AT END
         DEFERRED TAX ASSETS            OF PERIOD    EXPENSES                WRITE-OFFS    OTHER    OF PERIOD
- --------------------------------------  ----------   --------                ----------   -------   ---------
Year ended
  December 31, 1993...................   $      0    $  8,723                 $       0   $     0    $  8,723
                                        ----------   --------                ----------   -------   ---------
                                        ----------   --------                ----------   -------   ---------

                                                                      SCHEDULE X

                        TURNER BROADCASTING SYSTEM, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1993       1992       1991
                                                                  -------    -------    -------
Advertising costs(1)...........................................   $84,929    $86,903    $74,411
                                                                  -------    -------    -------
                                                                  -------    -------    -------

- ---------------

(1) Costs relate primarily to advertising the Company's products and services in a variety of media.

                                 EXHIBIT INDEX

EXHIBITS                                                                              PAGE
- ------                                                                            -------------
 10.28  Letter Agreement, dated as of January 3, 1994, between the Company and the National Football League.
 10.29  Agreement, dated as of September 22, 1993, by and between the National
        Basketball Association, the Company, and Turner Network Television.
 10.38  Turner Broadcasting System, Inc. 1993 Stock Option Plan.
 10.39  Employment Agreement, dated as of December 20, 1993, by and between the
        Company and W. Thomas Johnson, as amended by agreement dated January
        26, 1994.
 10.40  Employment Agreement, dated as of December 20, 1993, by and between the
        Company and Terence F. McGuirk, as amended by agreement dated January
        26, 1994.
 10.41  Employment Agreement, dated as of January 1, 1994, by and between the
        Company and Scott M. Sassa, as amended by agreement dated January 26,
        1994.
 11     Computation of Earnings per Common and Common Equivalent Share.
 13     Portions of the 1993 Annual Report to Shareholders expressly incorporated by reference in Part I, Item 1 and Part II, Items 5, 6 and 8 of this
        Report.
 21     Subsidiaries of the Company.
 23     Consent of Price Waterhouse.