Form 10-K/A
period 1993-12-31
TURNER BROADCASTING SYSTEM INC
filed 1994-04-29
CIK 100240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _________________to_________________
     Commission File No. 0-9334


                       TURNER BROADCASTING SYSTEM, INC.
            (Exact name of registrant as specified in its charter)

                GEORGIA                                 58-0950695
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)                Identification No.)

            ONE CNN CENTER                                 30303
           ATLANTA, GEORGIA                              (Zip Code)
        (Address of principal
           executive office)

                                (404) 827-1700
             (Registrant's telephone number, including area code)

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information concerning the executive officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The following is a brief description of the business experience of the current members of the Board of Directors of the Company and former members of the Board of Directors who served in 1993.


          Under the terms of the Company's Restated Articles of Incorporation, so long as at least four million shares of the Company's Class C Convertible Preferred Stock (the "Class C Preferred Stock") are outstanding, the Company's Board of Directors shall consist of fifteen members, except that such number is subject to automatic adjustment under those circumstances and during those time periods that holders of any other class or series of the Company's preferred stock have rights to elect members of the Board of Directors. Other than the Class C Preferred
     Stock, there are no classes or series of preferred stock outstanding which provide a present right to the holders thereof to elect directors.
     Holders of the Company's Class A Common Stock (the "Class A Common Stock") and holders of the Company's Class B Common Stock (the "Class B Common Stock", and together with the Class A Common Stock, the "Common Stock") are entitled to vote as a separate class for the election of eight of the fifteen directors (the "Common Stock Directors"), and holders of the Class C Preferred Stock are entitled to vote as a separate class for the election of the remaining seven directors (the "Class C Directors").


          R. E. Turner, age 55, has been Chairman of the Board, President and controlling shareholder of the Company since 1970.

          Henry L. (Hank) Aaron, age 60, served as Vice President -- Director of Player Development of Atlanta National League Baseball Club, Inc. ("ANLBC") from 1976 until December 1989, at which time he became Senior Vice President of ANLBC. Mr. Aaron has been Vice President -- Community Relations and a director of the Company since 1980. He was previously a professional baseball player.

          W. Thomas Johnson, age 52, was appointed as a Common Stock Director in September 1990. He joined the Company in 1990 as Vice President -- News and as President of Cable News Network, Inc. Previously, Mr. Johnson was Chairman of the Los Angeles Times from 1989 until joining the Company, and also Vice Chairman of the Times Mirror Company from 1987 until joining the Company. From 1980 until 1989, he served as Publisher and Chief Executive Officer of the Los Angeles Times.

          Rubye M. Lucas, age 58, has been a director of the Company since 1981. She is President of the William D. Lucas Fund, Inc., established in 1979 to honor her late husband Bill Lucas, a former general manager of the Atlanta Braves, by providing college scholarships to high school seniors who plan to play baseball, and assists in fund raising for the National Association for the Advancement of Colored People and the United Negro College Fund. In addition, she serves as Director of the Atlanta Project for the Company. Previously, she was employed as a teacher by the Atlanta Board of Education from 1965 to 1990.

          Terence F. McGuirk, age 42, has served as Executive Vice President of the Company since 1990, as a director since 1987 and as President of the Company's Turner Sports division since 1989. Previously, he was a Vice President of the Company from 1979 to 1990. Mr. McGuirk joined the Company in 1972 as an account executive.

          Brian L. Roberts, age 34, has been a Common Stock Director of the Company since January 1989. Mr. Roberts has served as President of Comcast Corporation ("Comcast") since February 1990 and as a director of Comcast since June 1988. From June 1987 he had served as Executive Vice President of Comcast. Prior to becoming Executive Vice President, he served as a Vice President of Operations for a division of Comcast from November 1984 to May 1987. Mr. Roberts also serves as a director of QVC Network, Inc., Comcast Cablevision of Philadelphia, Inc. and Storer Communications, Inc.


          Scott M. Sassa, age 35, has been a Common Stock Director of the Company since September 1992. Mr. Sassa has served as Vice
     President -- Entertainment Networks of the Company since 1990, having previously served as Executive Vice President of Turner Network Television, Inc. from 1988 until 1990. Prior to that time, he served as Vice President of New Business Development of Ohlmeyer Communications Company from 1987 until 1988.


          Robert Shaye, age 54, has been a Common Stock Director of the Company since April 1994, filling the vacancy created by the resignation of William
     C. Bartholomay. Mr. Shaye serves as Chairman and Chief Executive Officer of New Line Cinema Corporation ("New Line"), a wholly-owned subsidiary of the Company since January 28, 1994. Mr. Shaye has served as President or Chairman and Chief Executive Officer of New Line since its inception in 1967.

          Peter R. Barton, age 43, has served as a Class C Director since April 1994, filling the vacancy created by the resignation of Bob Magness. Mr. Barton has served as President of Liberty Media Corporation since 1990. Prior to that time, he served as Senior Vice President of TCI from 1988 until March 1991 and President of Cable Value Network from 1986 to 1988. Mr. Barton is also a director of QVC Network, Inc. and BET Holdings, Inc.


          Joseph J. Collins, age 49, has served as a Class C Director since June 1988. Mr. Collins has served as Chairman of the Board and Chief Executive Officer of Time Warner Cable, now a division of Time Warner Entertainment Company, L.P. ("TWE"), since September 1989. TWE is a limited partnership in which Time Warner Inc. ("TWI") holds an 87.5% equity interest. Mr. Collins previously served as Chairman of the Board and Chief Executive Officer of American Television and Communications Corporation, a TWI subsidiary which was a predecessor of Time Warner Cable, from June 1988 until November 1992. He formerly served as President of Home Box Office ("HBO"), a former TWI subsidiary and now a division of TWE, from October 1984 until June 1988. Mr. Collins also served as a Vice President of TWI from December 1982 to 1988.


          Michael J. Fuchs, age 48, joined HBO in 1976, and has served as Chairman and Chief Executive Officer of HBO since October 1984. Mr. Fuchs is also a director of Marvel Entertainment Group, Inc.

          Gerald M. Levin, age 54, has served as a Class C Director since February 1992. Mr. Levin has served as Chairman, President and Chief Executive Officer of TWI since January 1993, having served as President and Co-Chief Executive Officer of TWI from February 1992 until assuming his present positions. He had previously served as the Vice Chairman of the Board of TWI since July 1988 and as Chief Operating Officer of TWI since May 1991. Mr. Levin served as the Executive Vice President of TWI from April 1984 until July 1988. Mr. Levin has served as a director of TWI since 1983.


          Bob Magness, age 69, served as a director of the Company from June 1992 until April 1994. Mr Magness has served as a director of Tele-Communications, Inc. ("TCI") since 1968 and as Chairman of the Board of TCI since 1973, and he also serves as Chairman of the Board of a number of TCI's subsidiaries. He previously served as President of TCI and its predecessors from 1958 to 1973. Mr. Magness is also a director of Liberty Media Corporation and Republic Pictures Corporation.


          John C. Malone, age 53, has served as President and Chief Executive Officer and as a director of TCI since 1973. Mr. Malone also serves as a director of The Bank of New York Company, Inc., BET Holdings, Inc. and The Discovery Channel.


          Timothy P. Neher, age 46, has served as Vice Chairman of the Board of Continental Cabelvision, Inc. ("Continental") since January 1991 and as a director of Continental since 1982. Previously, he had served as President and Chief Operating Officer of Continental from 1985 through 1990, as Executive Vice President from 1982 to 1985 and as Vice President and Treasurer from 1980 to 1982.



         Fred A. Vierra, age 62, has served as a Class C Director since January 1992. Mr. Vierra has served as the Executive Vice President of TCI since December 1991. Prior to that time, he served as the President and Chief Operating Officer of United Artists Entertainment Company from May 1989 through December 1991, and as President and Chief Operating Officer of United Cable Television Corporation from 1982 to May 1989. Mr. Vierra is also a director of Boettcher Venture Capital, L.P.


          William C. Bartholomay, age 65, was a director of the Company from 1976 until April 1994 and has served as Chairman of the Board of ANLBC since 1976. He is also President of Near North National Group, which is an insurance brokerage firm, and a director of WMS Industries, Inc.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company serving as of December 31, 1993 (these individuals, collectively, the "named executive officers"), for the fiscal years ended December 31, 1993, 1992 and 1991.

                                                                               LONG-TERM
                                                                              COMPENSATION     ALL OTHER
                                                                              ------------      COMPEN-
                                                    ANNUAL COMPENSATION        SECURITIES       SATION
                NAME AND                          -----------------------      UNDERLYING         ($)
           PRINCIPAL POSITION              YEAR   SALARY ($)    BONUS ($)     OPTIONS (#)       (1)(2)
- - -----------------------------------------  ----   ----------    ---------     ------------     ---------
R. E. Turner.............................  1993     925,096       471,685              0         141,621
  Chairman of the Board, President and     1992     765,554       341,921              0         136,631
  Chief Executive Officer                  1991     666,923       331,546              0              --
Terence F. McGuirk.......................  1993     770,913     1,388,230(3)     500,000         111,555
  Executive Vice President                 1992     683,779       252,723         40,000         112,022
                                           1991     582,346       232,930         40,000              --
Scott M. Sassa...........................  1993     513,942     1,000,445(4)     500,000(5)       71,467
  Vice President -- Entertainment          1992     432,365       127,057         25,000          65,006
  Networks                                 1991     365,096       110,363         20,000              --
W. Thomas Johnson........................  1993     456,431       813,115(6)     300,000          63,057
  Vice President -- News                   1992     434,553       127,511         25,000          66,100
                                           1991     411,442       124,091         25,000              --
William H. Grumbles......................  1993     411,153       128,429        100,000          55,476
  Vice President -- Worldwide              1992     346,651        70,178         15,000          43,134
  Distribution                             1991     273,269        26,923         30,000              --

- - ---------------

(1) In accordance with the revised rules of the Securities and Exchange Commission (the "SEC") applicable to the disclosure of executive officer and director compensation, amounts of All Other Compensation are not provided for years prior to 1992.

(2) The amounts shown in this column for 1993 represent Company contributions in 1993 to the Retirement Savings Plan, the Supplemental Benefit Plan (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the Retirement Savings Plan), the Supplemental Executive Retirement Plan (defined contribution plan for a select group of management and highly compensated individuals), and the Life Insurance Program, respectively, as follows: Mr. Turner -- $14,115, $70,204, $56,096 and $1,206; Mr. McGuirk -- $14,115, $52,164, $44,070 and $1,206; Mr.
    Sassa -- $14,115, $28,111, $28,035 and $1,206; Mr. Johnson -- $14,115,
    $23,065, $24,671 and $1,206; and Mr. Grumbles -- $14,115, $18,517, $21,638
    and $1,206.
(3) This bonus amount includes 22,000 shares of Class B Common Stock valued at $27.125 per share granted in connection with Mr. McGuirk's execution of an employment agreement with the Company and a special cash bonus to defray the tax liability associated with such stock grant. See "Executive Compensation -- Employment Agreements".
(4) This bonus amount includes 16,700 shares of Class B Common Stock valued at $27.125 per share granted in connection with Mr. Sassa's execution of an employment agreement with the Company and a special cash bonus to defray the tax liability associated with such stock grant. See "Executive Compensation -- Employment Agreements".
(5) Mr. Sassa was granted these stock options in connection with his execution of an employment agreement with the Company which was intended to be executed in 1993 at the time that Messrs. McGuirk and Johnson also entered into employment agreements with the Company. Mr. Sassa's employment agreement was executed as of January 1, 1994. See "Executive
    Compensation -- Employment Agreements".
(6) This bonus amount includes 13,800 shares of Class B Common Stock valued at $27.125 per share granted in connection with Mr. Johnson's execution of an employment agreement with the Company and a special cash bonus to defray the tax liability associated with such stock grant. See "Executive Compensation -- Employment Agreements".

STOCK OPTION GRANTS IN 1993

     The following table sets forth information concerning stock option grants during 1993 to the named executive officers.

                               INDIVIDUAL GRANTS


                                    NUMBER OF
                                    SECURITIES    % OF TOTAL
                                    UNDERLYING      OPTIONS     EXERCISE
                                     OPTIONS      GRANTED TO     OR BASE
                                     GRANTED       EMPLOYEES      PRICE     EXPIRATION        GRANT DATE
               NAME                  (#)(1)         IN 1993     ($/SH)(1)      DATE      PRESENT VALUE ($)(2)
- - ----------------------------------  ---------     -----------   ---------   ----------   --------------------
R. E. Turner......................         0            --            --                              --
Terence F. McGuirk................   500,000         19.85        27.125      12/20/03         5,332,100(3)
Scott M. Sassa....................   500,000(4)      19.85        27.125      01/01/04         5,998,350(5)
W. Thomas Johnson.................   300,000         11.91        27.125      12/20/03         3,199,260(3)
William H. Grumbles...............   100,000          3.97        25.625      12/23/03         1,126,000(6)

- - ---------------

(1) These grants were made pursuant to the 1988 Stock Option Plan. Grants to Messrs. McGuirk, Sassa and Johnson were approved by the Stock Option and Compensation Committee and the Board of Directors of the Company on November 15, 1993, subject to the execution by each such officer of an employment agreement with the Company. Grants were made to Messrs. McGuirk and Johnson on December 20, 1993 and to Mr. Sassa on January 1, 1994. Such grants vest annually, commencing on the first anniversary of the grant date, at a rate of 25% of the grant. The exercise price is the closing price of the Class B Common Stock on the American Stock Exchange on November 15, 1993, which was higher than the closing price of the Class B Common Stock on the American Stock Exchange on the respective dates of grant. The grant to Mr. Grumbles was made on December 23, 1993 and vests annually, commencing on the second anniversary of the grant date, at a rate of 33 1/3% of the grant. The exercise price is the closing price of the Class B Common Stock on the American Stock Exchange on the date of grant.
(2) This calculation is based on the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, an executive officer may realize ultimately depends on the market value of the Class B Common Stock at a future date. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the assumptions described in footnotes 3, 5 and 6 to the above table.
(3) The estimated value of the options granted to Messrs. McGuirk and Johnson were based upon a grant date of December 20, 1993, using both the exercise price of $27.125 and the market value of the Class B Common Stock on the date of grant of $25.375. The following assumptions were used in such calculation: expected stock volatility of 0.3288 based upon the weekly closing prices of the Class B Common Stock over the two-year period ending on the date of grant, a dividend yield of 0.27% based upon the annualized dividend divided by the stock price of the Class B Common Stock on the date of grant, a risk free interest rate of 5.63% based upon the yield as of the date of grant on a U.S. Government Zero Coupon Bond with a maturity equal to the term of the option, and an expected time of exercise of seven years after the date of grant and a 3% per year forfeiture rate, both based upon the Company's experience over the last six years.
(4) Mr. Sassa was granted stock options in connection with his execution of an employment agreement with the Company which was intended to be executed in 1993 at the time that Messrs. McGuirk and Johnson also entered into employment agreements with the Company. Mr. Sassa's employment agreement was executed as of January 1, 1994. See "Executive
    Compensation -- Employment Agreements".

(5) The estimated value of the options granted to Mr. Sassa was based upon a grant date of January 1, 1994, using both the exercise price of $27.125 and the market value of the Class B Common Stock on January 1, 1994 of $27.00. The following assumptions were used in such calculation: expected stock volatility of 0.3296 based upon the weekly closing prices of the Class B Common Stock over the two-year period ending on the date of grant, a dividend yield of 0.25% based upon the annualized dividend divided by the stock price of the Class B Common Stock on the date of grant, a risk free interest rate of 5.76% based upon the yield as of the date of grant on a U.S. Government Zero Coupon Bond with a maturity equal to the term of the option, and an expected time of exercise of seven years after the date of grant and a 3% per year forfeiture rate, both based upon the Company's experience over the last six years.

(6) The estimated value of the options granted to Mr. Grumbles was based upon a grant date of December 23, 1993, using both the exercise price and market value of the Class B Common Stock on December 23, 1993 of $25.625. The following assumptions were used in such calculation: stock volatility of
    0.3288 based upon the weekly closing prices of the Class B Common Stock over the two-year period ending on the date of grant, a dividend yield of 0.27% based upon the annualized dividend divided by the stock price of the Class B Common Stock on the date of grant, a risk free interest rate of 5.51% based upon the yield as of the date of grant on a U.S. Government Zero Coupon Bond with a maturity equal to the term of the option, and an expected time of exercise of seven years after the date of grant and a 3% per year forfeiture rate, both based upon the Company's experience over the last six years.

AGGREGATED STOCK OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning options exercised during 1993 by the named executive officers and the value of unexercised options held by them as of December 31, 1993.


                                                            NUMBER OF SECURITIES                 VALUE OF
                                                           UNDERLYING UNEXERCISED               UNEXERCISED
                          SHARES                             OPTIONS AT FISCAL                  OPTIONS AT
                         ACQUIRED                               YEAR-END (#)              FISCAL YEAR-END ($)(2)
                            ON             VALUE        ----------------------------    ---------------------------
        NAME           EXERCISE (#)   REALIZED ($)(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
- - ---------------------  ------------   ---------------   -----------    -------------    -----------   -------------
R. E. Turner.........          0               --               0               0                --             --
Terence F. McGuirk...          0               --         113,333         616,667         1,482,998      1,206,503
Scott M. Sassa.......     25,000          230,125           6,667         563,333            50,003        642,623
W. Thomas Johnson....          0               --          88,333         381,667         1,168,898        875,078
William H.
  Grumbles...........     30,000          249,990          33,336(3)      184,667(4)        419,795        964,377

- - ---------------

(1) These amounts represent the excess of the fair market value of the Class B Common Stock at the time of exercise above the exercise price of the options.
(2) These amounts represent the excess of the fair market value of the Class B Common Stock of $27.00 per share as of December 31, 1993, above the exercise price of the options.
(3) Includes options with respect to 3,336 shares of Class B Common Stock owned by Mr. Grumbles's wife, as to which shares Mr. Grumbles disclaims beneficial ownership.
(4) Includes options with respect to 39,667 shares of Class B Common Stock owned by Mr. Grumbles's wife, as to which shares Mr. Grumbles disclaims beneficial ownership.

LONG-TERM INCENTIVE PLANS-AWARDS IN 1993


     The following table sets forth information concerning the long-term incentive plan awards made to the named executive officers under the Company's Long-Term Incentive Plan ("LTIP") during 1993.


                          NUMBER                                              ESTIMATED FUTURE
                        OF SHARES,                                        PAYOUTS UNDER NON-STOCK
                         UNITS OR         PERFORMANCE OR                    PRICE-BASED PLANS(2)
                       OTHER RIGHTS     OTHER PERIOD UNTIL       ------------------------------------------
        NAME              (#)(1)       MATURATION OR PAYOUT      THRESHOLD ($)   TARGET ($)     MAXIMUM ($)
- - ---------------------  ------------   -----------------------    -------------   ----------     -----------
R. E. Turner.........     550,000     3 Yrs. Ending 12/31/94         412,500        550,000        825,000
Terence F. McGuirk...     475,000     3 Yrs. Ending 12/31/94         356,250        475,000        712,500
Scott M. Sassa.......     230,000     3 Yrs. Ending 12/31/94         172,500        230,000        345,000
W. Thomas Johnson....     310,000     3 Yrs. Ending 12/31/94         232,500        310,000        465,000
William H. Grumbles..     125,000     3 Yrs. Ending 12/31/94          93,750        125,000        187,500

- - ---------------

(1) A performance unit is a method of assigning a dollar value to a performance award opportunity. The actual number of units granted to a participant is determined such that, when taken together with a participant's stock option grants under the Company's 1988 Stock Option Plan, the performance award will provide the participant with a total long-term incentive award commensurate with that participant's responsibilities.
(2) The threshold, target and maximum value of a unit is $.75, $1.00 and $1.50, respectively, and can vary based on the Company's attainment of operating income and revenue objectives, as specified in the plan, over the three-year cycle. If a participant's employment is terminated during a three-year cycle (for reasons other than approved retirement, death or disability), that participant is not entitled to any cash payment under the plan for that cycle. To date, no benefits have been distributed under the plan.

EMPLOYMENT AGREEMENTS

     The Company has entered into four-year employment agreements with Messrs. McGuirk, Sassa and Johnson. Under Mr. McGuirk's employment agreement dated December 20, 1993, he will serve as Executive Vice President of the Company for a minimum annual base salary of $855,000 and a minimum annual bonus of $645,000 under the Turner Incentive Plan (provided certain Company performance targets are met). Under Mr. Sassa's employment agreement dated January 1, 1994, he will serve as Vice President-Entertainment Networks of the Company for a minimum annual base salary of $805,000 and a minimum annual bonus of $645,000 under the Turner Incentive Plan (provided certain Company performance targets are met). Under Mr. Johnson's employment agreement dated December 20, 1993, he will serve as Vice President-News of the Company for a minimum annual base salary of $700,000 and a minimum annual bonus of $350,000 under the Turner Incentive Plan (provided certain Company performance targets are met). In connection with the execution of his employment agreement, Mr. McGuirk was granted 22,000 shares of Class B Common Stock, a special bonus of $476,000 to defray tax liability associated with such stock grant and stock options for 500,000 shares of Class B Common Stock. In connection with the execution of his employment agreement, Mr. Sassa was granted 16,700 shares of Class B Common Stock, a special bonus of $383,555 to defray tax liability associated with such stock grant and stock options for 500,000 shares of Class B Common Stock. In connection with the execution of his employment agreement, Mr. Johnson was granted 13,800 shares of Class B Common Stock, a special bonus of $299,000 to defray tax liability associated with such stock grant and stock options for 300,000 shares of Class B Common Stock. During the term of their respective employment with the Company, each of Messrs. McGuirk, Sassa and Johnson will be eligible to participate in the Company's LTIP, Retirement Savings Plan, Supplemental Benefit Plan, Supplemental Executive Retirement Plan and health benefit plans. Under each such employment agreement, the executive officer's employment with the Company may not be terminated except for "cause" as defined therein. Upon a change of control of the Company, each of Messrs. McGuirk, Sassa and Johnson will be entitled to terminate his employment with the Company and receive all earned and vested compensation (including annual bonus and payments under the Company's
LTIP) as of the date of such termination. Under their respective employment agreements, Messrs. McGuirk, Sassa and Johnson have agreed not to compete with the Company for 12 months following the termination of their respective employment under certain circumstances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



SECURITY OWNERSHIP OF MANAGEMENT


        The following table contains certain information as of March 31, 1994 concerning shares of the Class A Common Stock and Class B Common Stock owned by
(i) the current members of the Board of Directors of the Company and former members of the Board of Directors who were serving as of such date, (ii) the named executive officers listed in the Summary Compensation Table, and (iii) all such directors and executive officers of the Company as a group. Under the rules of the SEC, generally a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. Thus, more than one person may be deemed a beneficial owner of the same security. Because holders of the Class A Common Stock, holders of the Class B Common Stock and holders of the Class C Preferred Stock generally vote together on matters other than the election of directors, with each share of Class A Common Stock having one vote, each share of Class B Common Stock having one-fifth vote and each share of Class C Preferred Stock having one and one-fifth votes, the percentages of such combined voting power held by the persons listed in the table below are reflected in a separate column. Except as otherwise noted, the persons referred to below had sole voting and investment power with respect to the shares set forth as beneficially owned by them.



                                                                                               % OF
                                                                    SHARES                   COMBINED
                                                    TITLE OF     BENEFICIALLY       % OF      VOTING
            NAME OF BENEFICIAL OWNER               SECURITIES       OWNED           CLASS     POWER
- - -------------------------------------------------  ----------    ------------       -----    --------
R. E. Turner.....................................    Class A       55,224,754(1)     80.8      49.9
                                                     Class B       30,529,968(1)     22.2       5.5
Henry L. Aaron...................................     NA              NA             NA        NA
William C. Bartholomay (2).......................    Class A          458,865         *        *
                                                     Class B          322,764         *        *
Peter R. Barton..................................    Class A              600         *        *
                                                     Class B              300         *        *
Joseph J. Collins................................     NA              NA             NA        NA
Michael J. Fuchs.................................     NA              NA             NA        NA
William H. Grumbles..............................    Class B           38,336(3)      *        *
W. Thomas Johnson................................    Class B          102,133(4)      *        *
Gerald M. Levin..................................     NA              NA             NA        NA
Rubye M. Lucas...................................    Class A              400         *        *
                                                     Class B               53         *        *
Bob Magness (5)..................................     NA              NA             NA        NA
John C. Malone...................................     NA              NA             NA        NA
Terence F. McGuirk...............................    Class B          150,800(6)      *        *
Timothy P. Neher.................................    Class A            5,000         *        *
                                                     Class B           10,000         *        *
Brian L. Roberts.................................     NA              NA             NA        NA
Scott M. Sassa...................................    Class B           23,396(7)      *        *
Robert Shaye.....................................    Class B        4,572,579(8)     3.3       *
Fred A. Vierra...................................    Class A              950         *        *
All directors and executive officers as a group
  (25 persons)...................................    Class A       55,690,815        81.5      50.3
                                                     Class B       35,874,890(9)     26.1       6.5

- - ---------------

  * Indicates beneficial ownership of less than 1.0%.
(1) Includes 559,962 shares owned by Turner Outdoor, Inc., an affiliated corporation which is wholly-owned by Mr. Turner, 3,000,000 shares of Class B Common Stock as to which Mr. Turner has voting control but not dispository control and 2,353,000 shares of Class B Common Stock held by a charitable remainder unitrust, as to which shares Mr. Turner shares voting and dispositive control. Also includes 500,000 shares of Class B Common Stock owned by Mr. Turner's wife, as to which shares Mr. Turner disclaims beneficial ownership, and 540,000 shares of Class B Common Stock held by the Turner Foundation, Inc., as to which shares Mr. Turner disclaims beneficial ownership.
(2) Mr. Bartholomay served as a director of the Company during 1993 and until April 15, 1994.
(3) Consists of shares which are subject to purchase upon exercise of options and includes options with respect to 3,336 shares owned by Mr. Grumbles's wife, as to which shares Mr. Grumbles disclaims beneficial ownership.
(4) Includes 88,333 shares which are subject to purchase upon exercise of options.
(5) Mr. Magness served as a director of the Company during 1993 and until April 15, 1994.
(6) Includes 113,333 shares which are subject to purchase upon exercise of options.
(7) Includes 6,667 shares which are subject to purchase upon exercise of options.

(8) Includes (a) 107,349 shares owned by trusts for Mr. Shaye's family which are subject to voting control by Mr. Shaye, (b) 214,698 shares held in trust by Mr. Shaye for his children, (c) 176,544 shares owned by Mr. Shaye's spouse,
    (d) 96,614 shares owned by Mr. Shaye's children, (e) 49,638 shares held by a private foundation, (f) 31,295 shares held by the 401(k) defined contribution plan of New Line in which Mr. Shaye has a vested interest and
    (g) 1,658,088 shares which are subject to purchase upon exercise of options. Mr. Shaye disclaims beneficial ownership of those shares which are held of record by his spouse, his children, by trusts for the benefit of family members and the private foundation.

(9) Includes an aggregate of 2,024,392 shares which are subject to purchase upon the exercise of options held by directors and executive officers of the Company.

     Except as discussed below under the caption "Security Ownership of Certain Beneficial Owners," the Company knows of no person other than Mr. Turner who, as of March 31, 1994, owns beneficially more than 5% of any class of the Company's outstanding Common Stock. Mr. Turner's address is One CNN Center, Atlanta, Georgia 30303.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


        The following table contains certain information as of March 31, 1994 concerning shares of the Company's Class C Preferred Stock and Class B Common Stock beneficially owned by each person (other than the person set forth in the preceding table under the caption "Security Ownership of Management") known to the Company to be the beneficial owner of more than 5% of the outstanding shares of either of these classes of securities, and reflects information presented in each such person's Schedule 13D or Schedule 13G and amendments (if any) thereto as filed with the SEC and provided to the Company. Because holders of the Class C Preferred Stock generally vote together with the holders of the Common Stock on matters other than election of directors, the percentages of the combined voting power represented by the persons listed in the table below are reflected in a separate column. Because the Class C Preferred Stock is convertible into Class B Common Stock at a present conversion rate of six shares of Class B Common Stock for each share of Class C Preferred Stock, the percentages of Class B Common Stock which would be held by the persons listed below if their presently outstanding shares of Class C Preferred Stock were presently converted are reflected in a separate column. Except as otherwise noted, the persons referred to below had sole voting and investment power with respect to the shares set forth as beneficially owned by them.



                                           CLASS C                 CLASS B             % OF
                                       PREFERRED STOCK           COMMON STOCK        CLASS B       % OF
                                     -------------------     --------------------     COMMON     COMBINED
                                     BENEFICIAL    % OF      BENEFICIAL     % OF       UPON       VOTING
    ADDRESS OF BENEFICIAL OWNER      OWNERSHIP     CLASS     OWNERSHIP      CLASS   CONVERSION    POWER
- - -----------------------------------  ---------     -----     ----------     -----   ----------   --------
Tele-Communications, Inc.(1).......  5,889,551(2)  47.5 %    29,723,758(2)  21.7 %     30.7%       11.8%
  5619 DTC Parkway
  Englewood, Colorado 80111
Time Warner Inc.(1)................  4,890,457(3)  39.4 %    25,349,085(4)  18.5 %     25.8%       10.1%(5)
  Time & Life Bldg.
  Rockefeller Center
  New York, New York 10022
The Capital Group, Inc.............         --       --      12,979,320(6)   9.5 %       NA         2.3%
  333 South Hope Street
  Los Angeles, California 90071

- - ---------------

(1) These entities are parties to certain agreements entered into in connection with the offering by the Company in 1987 of units of securities comprised of shares of the Company's Class B Cumulative Preferred Stock and the Class C Preferred Stock (the "Units Offering"), including (a) a Shareholders' Agreement, which provides for certain voting and disposition arrangements with respect to the parties' respective equity interests in the Company, and (b) an Investors' Agreement, which provides for certain conversion and disposition arrangements with respect to the Class C Preferred Stock held by the investors in the Units Offering. By virtue of such agreements and certain other agreements hereinafter referenced in this footnote, such entities may be deemed, together with the other parties to such respective agreements, to constitute "groups" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) for purposes of determining beneficial ownership of the Class C Preferred Stock and the Class B Common Stock. Except as set forth in the table above and as otherwise acknowledged in these footnotes, each of the above entities disclaims beneficial ownership of the shares owned by any other persons in such "groups." These entities may also be deemed to constitute a group for purposes of Section 13(d)(3) by virtue of an agreement entered into by these and certain other parties in connection with the Units Offering, which contains provisions relating to the acquisition, disposition and voting of the Company's securities. In addition, by virtue of a Voting Agreement entered into in connection with the Units Offering among subsidiaries of these entities and certain other investors in the Units Offering, such companies might constitute a group for the purposes of Section 13(d)(3).


(2) Consists of shares (Class C Preferred Stock and Class B Common Stock, respectively) held by entities in which TCI claims beneficial ownership, including United Artists Investments, Inc. (5,820,452 and 5,355,882), Communication Capital Corporation (none and 23,806,257), Heritage Communications, Inc. (34,854 and 113,376), TCI Turner Preferred, Inc. (34,245 and none), TCI TKR of Southern Kentucky, Inc. (none and 372,711), and WestMarc Development Joint Venture (none and 75,532).
(3) Consists of shares held by entities in which TWI claims beneficial ownership, including Time TBS Holdings, Inc. (4,221,619) and Warner Cable Communications, Inc. (668,838).
(4) Consists of shares held by entities in which TWI claims beneficial ownership, including American Television and Communications Corporation (15,678,147), Capital Cablevision Systems Inc. (291,532), Memphis CATV, Inc. (902,606), Peoples Cable Corp. (138,604), SIFTA Milwaukee Cable Corp. (34,172), TA Milwaukee Cable Co., Inc. (72,614), Time Warner Operations, Inc. (4,881,687), WCCI (1,735,650), Warner Cable of NY Inc. (148,874) and
    Warner Cable Operating Inc. (1,465,199).
(5) The percentage of combined voting power includes 254,100 shares of Class A Common Stock held by Warner Communications Inc.
(6) The number of shares in the table is based upon a Schedule 13G, dated February 23, 1994, filed by The Capital Group, Inc. Certain operating subsidiaries of The Capital Group, Inc. exercised investment discretion over various institutional accounts which held, as of December 31, 1993, 12,979,320 shares of the Company's Class B Common Stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 4,303,220 of said shares. Capital Research and Management Company and Capital International, Inc., registered investment advisers, and Capital International Limited and Capital International, S.A., other operating subsidiaries, had investment discretion with respect to 7,572,880, 15,140, 1,059,080 and 29,000, respectively, of the above-referenced shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related party transactions involving entities with which members of the Company's Stock Option and Compensation Committee are affiliated is set forth below under the caption "Compensation Committee Interlocks and Insider Participation," and comparable information with respect to entities with which other members of the Company's Board of Directors are affiliated is set forth below under the caption "Other Transactions."

  Compensation Committee Interlocks and Insider Participation

     The Stock Option and Compensation Committee is currently comprised of four Class C Directors and one Common Stock Director. The members of the Committee, as well as the three other Class C Directors, are affiliated with entities which were investors in the Company's 1987 Units Offering and which have ongoing business relationships with the Company, primarily as operators, directly or through affiliates, of cable television systems which receive and distribute to their subscribers programming provided by the Company's cable television operations. For purposes of the following discussion, Comcast, Continental, and the other entities previously reflected in the table set forth under the caption "Security Ownership of Certain Beneficial Owners" are collectively referred to as the "Affiliated Holders."

     The present members of the Stock Option and Compensation Committee have the following relationships with the Affiliated Holders: Joseph J. Collins is Chairman of the Board and Chief Executive Officer of Time Warner Cable, a division of TWE, which is 87.5% owned by TWI; Michael J. Fuchs is Chairman of the Board and Chief Executive Officer of HBO, another division of TWE; Timothy
P. Neher is Vice Chairman of the Board of Directors of Continental; Brian L. Roberts is President of Comcast; and Fred A. Vierra is the Executive Vice President of TCI.

     During 1993, the Company recorded subscription fees from the Affiliated Holders (directly or through affiliated entities) for their receipt of the Company's cable services (Cable News Network ("CNN"), Turner Network Television ("TNT"), Headline News and the Cartoon Network), before deductions for advertising allowances, as follows: TCI -- $103,099,000; TWI -- $62,223,000; Continental -- $21,128,000; and Comcast -- $18,619,000. These amounts constituted approximately 38% of the Company's total subscription fees recorded during 1993. Advertising revenues received by the Company during 1993 were also indirectly dependent to a substantial degree on cable television systems operated by the Affiliated Holders or their affiliates since subscribers to those systems constitute approximately 67%, 66%, 66%, 67% and 63% of the current cable audience coverage for TBS SuperStation, TNT, CNN, Headline News and the Cartoon Network, respectively.

     Pursuant to a film license agreement entered into in February 1985 and running through 1997, HBO may select and exhibit on its cable programming services certain of the motion pictures in the Turner Entertainment Co. ("TEC") film library owned by the Company. The Company received approximately $3,460,000 during each year ended December 31, 1993, 1992 and 1991 under this agreement.

     In 1992, the Company entered into a reciprocal advertising agreement with TWI that has a fair value of approximately $3,550,000. The Company provided advertising time on certain of its networks in exchange for advertising in TWI's magazines during the period July 1992 through June 1993. Also, pursuant to an agreement entered into in October 1986, Lorimar Telepictures Corporation, a wholly-owned subsidiary of TWI, has an eight-year commitment with the Company to purchase $4,500,000 per year in advertising time on the Company's networks. In addition, TWI placed advertising on the Company's networks which was not pursuant to any of the agreements discussed above. In total, the Company recorded advertising revenues, excluding reciprocal advertising agreements, of approximately $7,516,000, $9,388,000 and $8,830,000 in the years ended December 31, 1993, 1992 and 1991, respectively, for advertising placed on the Company's services by related parties.

     Pursuant to a 1986 agreement with the predecessor of Metro-Goldwyn-Mayer, Inc. ("MGM"), MGM became the designated distributor in the home video market of most MGM and pre-1950 Warner Bros. films in the TEC film library, both domestically and internationally, and certain RKO films internationally. The distribution agreement (the "Home Video Agreement") provides for a fifteen-year term commencing June 6, 1986 with distribution fees payable based primarily on the suggested retail price of the films sold. In November 1990, MGM entered into an agreement with Warner Home Video ("WHV"), a former subsidiary of TWI and now a division of TWE, wherein WHV agreed to service certain of MGM's obligations under the Home Video Agreement. Revenues recorded in 1993, 1992 and 1991 pursuant to this agreement were $81,723,000, $105,729,000 and $36,500,000, respectively.

     TWI and its subsidiaries have entered into license agreements with the Company pursuant to which the Company has acquired broadcast rights to certain television and theatrical product. The Company paid an aggregate of approximately $13,933,000, $13,196,000 and $6,800,000 for license fees during 1993, 1992 and 1991, respectively, under these agreements and is committed to pay $37,417,000 through 2001 under these agreements. TWI also has an investment in n-tv, a 24-hour German language news channel in which the Company owned a 25.8% limited partnership interest as of December 31, 1993.

     In February 1989, the Company entered into a joint venture arrangement with HBO to purchase satellite transponders. The joint venture is structured so that the purchased transponders are allocated by agreement between the Company and HBO, and the Company's obligations are limited solely to those transponders and ancillary service arrangements which are to be allocated to and used by the Company and its subsidiaries.

     Pursuant to a lease agreement entered into in 1993 relating to a satellite transponder, the Company received approximately $1,920,000 from HBO in 1993. HBO is committed to pay approximately $160,000 through 1994 under such lease. In addition, pursuant to a lease agreement entered into in 1992 relating to a satellite transponder, the Company received from Liberty Media Corporation $1,826,000 and $1,163,000 in 1993 and 1992, respectively. Liberty Media Corporation is committed to pay approximately $12,616,000 through 2000 under such lease.

     The Company received approximately $654,000 in licensing fees in 1993 from Liberty Broadcast Corporation for the exhibition of certain of the motion pictures in the TEC film library owned by the Company.

  Other Transactions

     Mr. Henry L. Aaron, Vice President -- Community Relations and a director of the Company since 1980, is indebted to the Company for a non-interest bearing advance secured by and payable out of deferred compensation, payable in 240 monthly installments which began in January 1983. The largest amount of such indebtedness outstanding since January 1, 1993 was approximately $128,000, with a balance of $112,000 remaining outstanding on December 31, 1993.

     Mr. Shaye has entered into an employment agreement with New Line, a subsidiary of the Company, with a term which began on January 28, 1994 and expires on December 31, 1998. Mr. Shaye's employment agreement provides for, among other things, a minimum annual base salary of $1.5 million, annual bonus compensation ranging from a minimum of 25% of base salary to a maximum bonus of 125% of base salary, determined on the basis of the achievement of certain performance goals by New Line and the Company, and a grant of 50,000 shares of Class B Common Stock and stock options for 2.1 million shares of Class B Common Stock (1.1 million of which vest on the basis of the achievement by New Line of certain performance goals). Prior to the execution of such employment agreement, New Line had lent to Mr. Shaye $750,000 in connection with the purchase and renovation of a residence in California. Such loan is unsecured and does not bear interest. Under the terms of the Mr. Shaye's employment agreement with New Line, the loan shall be repaid in four equal installments on December 31, 1994, 1995, 1996 and June 30, 1997, provided that if the residence is sold or if Mr. Shaye's employment agreement is terminated for any reason, then the remaining unpaid indebtedness under the loan shall become immediately due and payable.

     The TBS SuperStation signal is retransmitted by a common carrier, Southern Satellite Systems, Inc. ("Southern"), which is controlled by an indirect wholly-owned subsidiary of Liberty Media Corporation. Mr. Peter R. Barton is President of Liberty Media Corporation. Mr. Bob Magness, who was a director of the Company from 1992 until April 1994, and Mr. John C. Malone hold shares representing approximately 23.1% and 60.7%, respectively, of the voting power of that corporation, which is a former subsidiary of TCI. The Company does not have a contract with Southern and does not receive compensation for such transmission. This retransmission of the TBS SuperStation signal by Southern could be discontinued by the carrier, subject to Southern's contracts with the local cable systems. In view of the substantial aggregate fees received by Southern from the local cable systems for the TBS SuperStation signal, the Company considers voluntary discontinuance of such retransmission by Southern to be unlikely.

     Turner Sports Programming, Inc., a wholly-owned subsidiary of the Company, has a 44% interest in SportSouth Network, Ltd. ("SportSouth"), a limited partnership in which Liberty Media Corporation also has an interest. SportSouth operates SportSouth Network, a regional sports network serving the Southeast United States, the revenues of which are principally derived from the sale of advertising time and the subscription sale of its service to cable operators.

     All of the Affiliated Holders and Liberty Media Corporation have interests in cable programming services which compete with the services offered by the Company for cable system viewers, for channel space on low channel capacity cable systems and, in several cases, for advertising funds. Among the significant competing services are HBO and Cinemax, which are operated by an affiliate of TWI, The Discovery Channel, in which TCI has an interest, and American Movie Classics and The Black Entertainment Network, in which Liberty Media Corporation has interests.

     In addition to the relationships of the members of the Stock Option and Compensation Committee with the Affiliated Holders, as previously described (see "Compensation Committee Interlocks and Insider Participation"), the remaining Class C Directors have the following relationships with the Affiliated Holders:
Gerald M. Levin is the Chairman, President and Chief Executive Officer of TWI; John C. Malone is the President and Chief Executive Officer and a director of TCI; and Peter R. Barton is the President of Liberty Media Corporation.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                     TURNER BROADCASTING SYSTEM, INC.

                                         (Registrant)

Date:    April 29,1994               By: /s/ William S. Ghegan
                                         ----------------------

                                     Name:   William S. Ghegan
                                     Title:  Vice President and Controller and
                                             Chief Accounting Officer