Form 10-Q
period 1994-03-31
TURNER BROADCASTING SYSTEM INC
filed 1994-05-13
CIK 100240

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from______________to______________

Commission File No. 0-9334


                       TURNER BROADCASTING SYSTEM, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-0950695
- - -------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                                   30303
- - -------------------------------              ----------------------------------
    (Address of principal                               (Zip Code)
      executive offices)

                                (404) 827-1700
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X                No
    ------                 ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Outstanding at
        Class                                         March 31, 1994
- - ---------------------------------              --------------------------------
Class A Common Stock, par
        value $0.0625                                    68,330,388
Class B Common Stock, par
        value $0.0625                                   137,286,719

                        PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       TURNER BROADCASTING SYSTEM, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        1994                   1993
                                                                                     ------------          -----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .          $    138,270          $   162,858
Accounts receivable, less allowance of
      $24,440 and $23,083
      Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               434,402              378,228
      Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                66,846               94,011
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               563,377              314,637
Installment contracts receivable, less
    allowance of $14,507 and $11,915  . . . . . . . . . . . . . . . . . . .                50,962               56,563
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .                87,186               68,196
                                                                                     ------------          -----------
         Total current assets   . . . . . . . . . . . . . . . . . . . . . .             1,341,043            1,074,493

Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .             1,667,295            1,633,731
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               260,040              225,228
Installment contracts receivable, less
    discount of $791 and $1,123   . . . . . . . . . . . . . . . . . . . . .                13,543               15,077
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .               336,706              111,202
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               294,420              185,131
                                                                                     ------------          -----------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  3,913,047          $ 3,244,862
                                                                                     ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .          $    175,806          $   168,975
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               137,673              106,496
Participants' share and royalties payable . . . . . . . . . . . . . . . . .                61,988               33,922
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                50,126               32,128
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                23,573               28,096
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .                 2,141                2,051
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                65,729               42,240
                                                                                     ------------          -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .               517,036              413,908

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .             2,428,071            2,294,557
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               488,917              395,668
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .               157,929              141,832
                                                                                     ------------          -----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             3,591,953            3,245,965

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . . . . . . .               321,094               (1,103)
                                                                                     ------------          -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  3,913,047          $ 3,244,862
                                                                                     ============          ===========





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ---------------------------
                                                                                            1994            1993
                                                                                        ----------       ----------

Revenue
  Unaffiliated. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  469,104       $  308,909
  Affiliated. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 98,200           89,515
                                                                                        ----------       ----------
                                                                                           567,304          398,424
                                                                                        ----------       ----------
Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                368,823          197,462
Selling, general and administrative . . . . . . . . . . . . . . . . . . . .                153,070          113,616
Depreciation of property and equipment and
  amortization of goodwill and other
  intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 12,294            8,683
Interest expense, net of interest income  . . . . . . . . . . . . . . . . .                 51,743           45,104
Equity in (income) loss of unconsolidated entities  . . . . . . . . . . . .                  3,168           (1,587)
                                                                                        ----------       ----------
                                                                                           589,098          363,278
                                                                                        ----------       ----------

    Income (loss) before provision for income
       taxes and the cumulative effect of a change
       in accounting for income taxes   . . . . . . . . . . . . . . . . . .                (21,794)          35,146
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . .                 (8,170)          15,011
                                                                                        ----------       ----------
    Income (loss) before the cumulative effect of
       a change in accounting for income taxes  . . . . . . . . . . . . . .                (13,624)          20,135
Cumulative effect of a change in accounting for
   income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      _         (306,000)
                                                                                        ----------       ----------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  (13,624)      $ (285,865)
                                                                                        ==========       ==========

Earnings (loss) per common share and common stock
   equivalent
      Income (loss) before the cumulative effect of a
       change in accounting for income taxes  . . . . . . . . . . . . . . .             $    (0.07)      $     0.08
      Cumulative effect of a change in accounting for
       income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .                      _            (1.16)
                                                                                        ----------       ----------
           Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    (0.07)      $    (1.08)
                                                                                        ==========       ==========

Weighted average number of common shares outstanding,
   including conversion of common stock equivalents in 1993 . . . . . . . .                200,028          264,351







See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ----------------------------
                                                                                            1994               1993
                                                                                          ---------          ---------

Cash provided by operations before changes
   in film costs and liabilities, net, interest
   payments and debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . .         $ 103,874          $ 125,199
    Change in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            18,757             24,934
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (27,168)            (9,085)
      Licensed program rights   . . . . . . . . . . . . . . . . . . . . . . . . .            (5,059)            (6,829)
    Interest payments, net of interest received   . . . . . . . . . . . . . . . .           (33,205)           (16,709)
    Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,494)                --
                                                                                          ---------          ---------
Net cash provided by operations . . . . . . . . . . . . . . . . . . . . . . . . .            50,705            117,510

Cash used for investing activities
    Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (142,260)           (19,205)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .           (32,849)            (9,459)
                                                                                          ---------          ---------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .          (175,109)           (28,664)

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           574,610                 --
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (475,271)           (56,371)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .                --             (4,596)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .               477                478
                                                                                          ---------          ---------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .            99,816            (60,489)

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .           (24,588)            28,357
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .           162,858            126,256
                                                                                          ---------          ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .         $ 138,270          $ 154,613
                                                                                          =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   6,317          $   2,895
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .             4,901                 --

    The Company acquired New Line Cinema Corporation and assumed and incurred liabilities as of January 28, 1994 (in thousands) as follows:

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 692,600                 --
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .           416,707                 --
Less: cash paid for debt and other acquisition costs  . . . . . . . . . . . . . .           139,600                 --
                                                                                          ---------
Liabilities assumed and incurred  . . . . . . . . . . . . . . . . . . . . . . . .         $ 136,293                 --
                                                                                          =========





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1.  PREPARATION OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements included herein have been prepared by Turner Broadcasting System, Inc. (the "Company" or "Turner") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of such financial statements. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. For further information, reference is made to the consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 1993.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                       March 31,             December 31,
                                                                                         1994                    1993
                                                                                     ------------            -----------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .           $ 1,190,772            $ 1,172,921
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               254,706                166,768
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .                 8,324                 17,654
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               313,954                153,630
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .                94,618                 89,077
    Licensed program and distribution rights  . . . . . . . . . . . . . . .               256,681                231,385
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .               111,617                116,933
                                                                                      -----------            -----------
                                                                                        2,230,672              1,948,368
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .               563,377                314,637
                                                                                      -----------            -----------
                                                                                      $ 1,667,295            $ 1,633,731
                                                                                      ===========            ===========

         Episodic television includes serial television episode program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the films are not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 87% of released and episodic television produced programming costs at March 31, 1994 will be amortized within the three-year period ending March 31, 1997.

         Amortization of film costs included in Cost of Operations is composed of the following (in thousands):


                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                               ------------------------
                                                                                                  1994          1993
                                                                                               -----------   ----------
Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    22,377   $   18,917
Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            167,294       55,838
Licensed program and distribution rights  . . . . . . . . . . . . . . . . . . . . . . .             19,711       17,383
Participants' share and royalties . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,339        7,962
                                                                                               -----------   ----------
                                                                                               $   224,721   $  100,100
                                                                                               ===========   ==========

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1994 and 1993. In 1993 common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. In 1994, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect on net loss for the period. The Company's zero coupon subordinated convertible notes due 2007 and 2004 and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income (loss) per common share for the three month periods ended March 31, 1994 and 1993 (when applicable) due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                            MARCH 31,         DECEMBER 31,
                                                                             1994                 1993
                                                                          -----------         -----------
  Bank credit facilities  . . . . . . . . . . . . . . . . . . .           $   875,000         $ 1,225,000
  12% senior subordinated debentures  . . . . . . . . . . . . .               536,807             536,732
  8 3/8% Senior Notes . . . . . . . . . . . . . . . . . . . . .               297,339             297,325
  Zero coupon subordinated convertible notes  . . . . . . . . .               232,798             228,688
  7.4% Senior Notes . . . . . . . . . . . . . . . . . . . . . .               249,617                  --
  8.4% Senior Debentures  . . . . . . . . . . . . . . . . . . .               199,844                  --
  Convertible subordinated debentures of
   a wholly-owned subsidiary  . . . . . . . . . . . . . . . . .                29,125                  --
  Obligations under capital leases  . . . . . . . . . . . . . .                 7,364               6,353
  Other long-term debt  . . . . . . . . . . . . . . . . . . . .                 2,318               2,510
                                                                          -----------         -----------
                                                                            2,430,212           2,296,608
  Less current portion  . . . . . . . . . . . . . . . . . . . .                 2,141               2,051
                                                                          -----------         -----------
                                                                          $ 2,428,071         $ 2,294,557
                                                                          ===========         ===========

         On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, the sale of up to $1,100,000,000 of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures, or other evidence of indebtedness.

     On February 3, 1994, the Company sold $250,000,000 of 7.4% Senior Notes due 2004 (the "Senior Notes") and $200,000,000 of 8.4% Senior Debentures due 2024 (the "Senior Debentures" and, together with the Senior Notes, the "Securities") under the Shelf Registration. The net proceeds to the Company were approximately $246,282,000 and $196,680,000, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including, without limitation, a change in control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the securities. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.

NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

        Stockholders' equity (deficit) consists of the following components (in thousands, except share data):

                                                                              MARCH 31,             DECEMBER 31,
                                                                                1994                    1993
                                                                            -----------             ------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .             $   260,438              $   260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                    4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,286,719 and 120,887,672
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,580                    7,555
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,070,745                  731,042
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .              (1,022,940)              (1,004,409)
                                                                            -----------              -----------
    Total stockholders' equity (deficit)  . . . . . . . . . . .             $   321,094              $    (1,103)
                                                                            ===========              ===========

        See Note 6 of Notes to Consolidated Condensed Financial Statements for a discussion of the increase of approximately 16,000,000 shares of outstanding Class B Common Stock in connection with the merger of New Line Cinema Corporation into the Company in the first quarter of 1994, which increased Class B Common Stock and Capital in excess of par value by approximately $1,000,000 and $340,000,000, respectively.

        On March 15, 1994 the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Convertible Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be receivable upon conversion of each share of Class C Convertible Preferred Stock. Cash dividends of $4,901,000 were paid on April 15, 1994 to shareholders of record at the close of business on March 30, 1994.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B common stock and the Class C Convertible Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments, currently the most restrictive of which limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

        The Company and New Line Cinema Corporation ("New Line"), a motion picture production company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of Class B common shares issuable pursuant to the Merger is approximately 21,300,000 valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At March 31, 1994 approximately 16,200,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares issuable result from New Line stock otions and warrants and shares associated with the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities and other acquisition costs of approximately $136,000,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger. Liabilities assumed in the Merger included $29,125,000 of convertible subordinated debentures (the "Convertible Debentures") which bear interest at the rate of 6 1/2% per annum. The Convertible Debentures are convertible at the option of the holder into a total of approximately 1,700,000 shares of Class B Common Stock.

         At the time of the Merger, New Line owned a 37.4% equity interest in RHI Entertainment, Inc. ("RHI"). In April 1994, New Line entered into an agreement to tender for cash its equity interest in RHI which totals approximately 3,000,000 shares, to an unaffiliated entity for $36 per share. If such sale is consummated, no income or loss will be recognized by the Company.

         The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $230,000,000 was recognized in the transaction, and is amortized using a straight-line basis over 40 years. The Company has not yet received appraisals or valuations from independent third parties of the assets or properties of New Line. Therefore, goodwill and other intangible asset amounts may be adjusted once complete information on the fair value of all of New Line's assets and liabilities is developed and once a more thorough review of New Line's operating and accounting policies and procedures has been completed.

         The following pro forma condensed combined results of operations for the three months ended March 31, 1993 is not intended to reflect results of operations which would have actually resulted had the Merger been effective on the date indicated. Moreover, this information is not intended to be indicative of results of operations which may be obtained in the future. The pro forma condensed combined results of operations for the three months ended March 31, 1993 includes the Merger and the December 1993 acquisitions of Castle Rock Holding Co. ("Castle Rock") and the remaining 50% interest in Hanna-Barbera Holding Co., ("Hanna-Barbera") assuming the Company acquired all of the outstanding stock of New Line pursuant to the Merger and completed the acquisitions at January 1, 1993. The pro forma effect of the Merger for the three months ended March 31, 1994 is not considered significant.

         The condensed combined results of operations for the three months ended March 31, 1993 are as follows:

                                                                                          Three months
                                                                                             ended
                                                                                           March 31,
                                                                                             1993
                                                                                          ------------
Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    542,283
                                                                                          ============
Income before the cumulative effect of a change
    in accounting for income taxes  . . . . . . . . . . . . . . . . . . . . . .           $     10,233

Cumulative effect of a change in accounting
    for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (306,000)
                                                                                          ------------
           Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   (295,767)
                                                                                          ============
Earnings (loss) per common share and common stock
    equivalent
      Income before the cumulative effect of a change
           in accounting for income taxes . . . . . . . . . . . . . . . . . . .           $       0.04
      Cumulative effect of a change in accounting for
           income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (1.09)
                                                                                          ------------
           Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $      (1.05)
                                                                                          ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

         Cash provided by operations for the three months ended March 31, 1994 aggregated $51 million, net of interest payments of $33 million and a net change in film costs and liabilities of $13 million. Primary sources of cash included borrowings under the 1993 Credit Agreement of $125 million, and approximately $250 million and $200 million of gross proceeds from the Senior Notes and Senior Debentures, respectively. Other primary uses of cash during the period were payments of indebtedness of $475 million, payments of debt and certain other acquisition costs in connection with the Merger of $140 million and additions to property and equipment of $33 million.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 4 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness.

CREDIT FACILITIES AND FINANCING ACTIVITIES

         The Company had approximately $2.4 billion of outstanding indebtedness at March 31, 1994, of which $875 million was outstanding under an unsecured revolving credit facility with banks.

         Approximately $875 million of the Company's indebtedness bears interest on a floating basis tied to short-term market indices. The Company has interest rate swap agreements having a total notional principal amount of $530 million with commercial banks to mitigate possible rising interest rates. A contract with a total notional principal amount of $250 million expired in March 1994, and the remaining contracts have expiration dates ranging from November 1994 to March 1995. These agreements are designated as hedges of interest rates, and the differential to be paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change.

         On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, the sale of up to $1.1 billion of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures, or other evidence of indebtedness.

         On February 3, 1994, the Company sold $250 million of Senior Notes and $200 million of Senior Debentures under the Shelf Registration. The net proceeds to the Company were approximately $246 million and $197 million, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including, without limitation, a change in control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Securities. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $325 million for sports programming, primarily rights fees, approximately $645 million for original entertainment programming (excluding promotional and advertising costs) and approximately $100 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $105 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $590 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

         Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 VS. THREE MONTHS ENDED MARCH 31, 1993

ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $160 million to $393 million for the period, of which $133 million was contributed by New Line, Castle Rock and the fully consolidated operations of Hanna-Barbera. The remaining increase was principally related to a $13 million, or 11%, increase in advertising revenue, due to an increase in the amount charged per thousand homes and a favorable mix of commercial inventory sold on Turner Network Television ("TNT"), TBS SuperStation, and the Cartoon Network, and increased viewership for the latter. Subscription revenue rose $7 million, or 12%, due to increases in the monthly fees charged per household and increases in the subscription base of TNT, the Cartoon Network and TNT Latin America.

         Operating profit for the Entertainment Segment decreased $38 million, of which $32 million related to TNT's telecast of the Winter Olympics in February, and $5 million related to an increase in operating losses associated with new networks. New networks consist of the Cartoon Network, Cartoon Network Latin America, TNT & Cartoon Network Europe and Turner Classic Movies. Other revenue advances were principally offset by programming cost increases and increased selling, general and administrative costs in core businesses. New Line, Castle Rock and Hanna-Barbera contributed $127 million to certain operating expenses and selling, general and administrative costs, and $8 million to depreciation and amortization of intangibles, purchased programming and certain other acquisition purchase adjustments.

NEWS SEGMENT

         News Segment revenue rose $7 million, or 5%, due to increased subscription revenue from the home satellite market, from an increase in the number of homes receiving Cable News Network ("CNN") and Headline News, and increased advertising and broadcast licensing fees associated with CNN International. Domestic advertising revenue was essentially flat, due to the effects of slightly lower audience levels during the quarter at CNN and Headline News.

       Operating profit for the segment decreased $4 million, or 7%, as a result of increased newsgathering costs and new programming, as well as an increase in selling, general and administrative costs.

OTHER SEGMENT

         Revenue increased $2 million, or 9%, and operating losses increased by $4 million, due primarily to increases in Braves' players salaries, general corporate expenses and planned investments in the Company's information technology systems.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED
INFORMATION

        Operating losses increased $4 million primarily as a result of the Company's investment in a German news network which was acquired on March 31, 1993, and the effect of moving Hanna-Barbera to the Entertainment segment following Turner's purchase of the remaining unowned portion of the company at the end of 1993.

         Consolidated depreciation and amortization increased approximately $4 million due to the inclusion of New Line and Castle Rock in 1994.

         Consolidated interest expense increased approximately $7 million primarily due to the increase in debt associated with the purchase of Castle Rock and Hanna-Barbera as well as assumed debt associated with New Line. The increase was somewhat offset by a lower effective interest rate resulting from new debt incurred in 1993 and 1994.

         As a result of the information discussed above, the Company reported a net loss of $14 million in the first quarter of 1994 ($0.07 net loss per common share). This compares to net loss of $286 million in the first quarter of 1993 ($1.08 net loss per common share and common share equivalent), which included a non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in the amount of $306 million ($1.16 per share).

  PART II - OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

  Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

         As last updated in the Company's Form 10-K for 1993, on October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations. The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On May 3, 1993, the Company filed its Notice of Appeal of that decision to the United States Supreme Court. The Company filed its Jurisdictional Statement with the Supreme Court on July 2, 1993. On September 28, 1993, the Supreme Court of the United States noted probable jurisdiction and heard oral argument on this case on January 12, 1994. The parties are awaiting a decision by the Supreme Court.

  Farrell Brokerage, Inc. Pension Plan and Farrell Brokerage, Inc. Profit Sharing v. Turner Broadcasting System, Inc., et al.

         As last updated in the Company's Form 10-K for 1993, on April 14, 1993, shareholders Farrell Brokerage, Inc. Pension Plan and Farrell Brokerage, Inc. Profit Sharing filed suit in the Supreme Court of the State of New York, County of New York. These shareholders (the "Plaintiffs"), together with another shareholder whose suit was dismissed in December 1993, purported to bring a class action on behalf of all minority common shareholders of the Company who are similarly situated to the Plaintiffs.
  The Defendants include the Company, all directors of the Company, Time Warner Inc. and Tele-Communications, Inc. (the "Defendants"). Each class action made identical allegations that the Defendants dominate and control the Company through their stock ownership, directorships and management positions and have wrongfully utilized these positions to deprive the Company's minority common shareholders of their investment. The Plaintiffs' allegations were allegedly based on public reports, including newspaper articles. The Plaintiffs sought class action status, injunctive relief, unspecified damages and a constructive trust for the benefit of class members. The Plaintiffs initiated proceedings in March 1994 to dismiss the suit.

  United States of America vs. Cable News Network, Inc. and Turner Broadcasting System, Inc.

         As last updated in the Company's Form 10-K for 1993, in October and November of 1990, CNN was involved in investigating and reporting a story concerning the potential government audio taping of telephone calls made by General Manuel Noriega from his cell in the Miami Correctional Center, including the taping of conversations with his attorneys and defense team. CNN obtained copies of some of the alleged tapings and telecast segments thereof. Judge William M. Hoeveler, United States District Court for the Southern District of Florida, entered orders on November 8, 1990 and November 9, 1990 which temporarily prohibited the telecast of Noriega's privileged attorney-client conversations. Judge Hoeveler appointed a special prosecutor, Robert F. Dunlap, to investigate whether CNN violated his Orders in a telecast on November 9, 1990, and to prepare an application for an Order to Show Cause "why those entities and individuals responsible for" the telecast should not be held in contempt of the Court's Orders. On January 15, 1993 CNN was advised by Special Prosecutor Dunlap that it was a target of a grand jury investigation into these alleged contempts. CNN responded to grand jury subpoenas issued at that time. On March 30, 1994 CNN was charged with criminal contempt by Special Prosecutor

  Dunlap and pleaded innocent at an arraignment before Judge Hoeveler. A non-jury trial has been scheduled on the charge for July 11, 1994. Fines and/or penalties of an undetermined amount could be imposed against CNN as a result of these contempt proceedings. CNN denies it telecast any privileged conversations and therefore denies that it violated or intended to violate the Court Orders. CNN intends to vigorously defend the contempt proceedings.


  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 4, 1994, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with respect to a proposed special shareholders' meeting at which the holders of each class of the Company's outstanding stock, voting separately, will be asked to approve an increase in the voting power of the Class A Common Stock from one vote per share to two votes per share.


  ITEM 5.      OTHER INFORMATION


  REGULATION

         On October 5, 1992, the 1992 Act became law. The Federal Communications Commission (the "FCC" or the "Commission") is charged with implementation of the 1992 Act.


  RATE REGULATION

         Section 623 of the Communications Act of 1934, as amended by the 1992 Act, establishes a two-tier rate structure applicable to systems not found to be subject to "effective competition" as defined by the statute. Rates for a required "basic service tier" are subject to regulation by practically every community. Rates for cable programming services other than those carried on the basic tier are subject to regulation if, upon complaint, the FCC finds that such rates are "unreasonable." Programming offered by a cable operator on a per-channel or per-program basis, however, is exempt from rate regulation.

         On April 1, 1993, the FCC adopted implementing regulations for Section
  623. The text of its Report and Order was released on May 3, 1993. The FCC has adopted a benchmark approach to rate regulation. Rates above the benchmark would be presumed to be unreasonable. Once established, cable operators could adjust their rates based on appropriate factors and could pass through certain costs to customers, including increased programming costs.

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

         On April 5, 1993, the FCC also froze rates for cable services subject to regulation under the 1992 Act for 120 days. On June 11, 1993, the FCC deferred the implementation of rate regulation from June 21, 1993 until October 1, 1993, and extended the freeze on rates for cable services subject to regulation from August 4, 1993 to November 15, 1993. On November 10, 1993, the Commission further extended the freeze until February 15, 1994, and on February 8, 1994, extended the expiration date of the freeze until May 15, 1994. On July 27, 1993, the FCC moved the effective date of rate regulation back to September 1, 1993. Additionally, among other things, the FCC permitted cable operators to structure rates and service offerings up until September 1, 1993, without prior notice to subscribers.

         On July 16, 1993, the FCC issued a Notice of Proposed Rulemaking to add the regulatory requirements to govern cost-of-service showings that cable operators may submit under this provision to justify rates above the benchmarks. On February 22, 1994, the Commission adopted interim rules to govern the cost of service proceedings.

         The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld the constitutionality of these provisions. An appeal of that decision is pending in the U.S. Court of Appeals for the District of Columbia. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigation.

  MUST CARRY AND RETRANSMISSION CONSENT

         The 1992 Act contains provisions that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel position rights to local broadcast stations. The 1992 Act also includes provisions governing retransmission of broadcast signals by cable systems, whereby retransmission of broadcast signals would require the broadcaster's consent and provides each local broadcaster the right to make an election between must carry or retransmission consent. The retransmission consent provisions of the 1992 Act became effective on October 5, 1993.

         On March 11, 1993, the FCC adopted a Report and Order implementing these provisions. The provisions could affect the ability and willingness of cable systems to carry cable programming services. The Company has filed litigation which is pending in the Supreme Court challenging the provision as unconstitutional (see "Legal Proceedings - Turner Broadcasting System, Inc.
  v.  Federal Communications Commission and The United States of America").

  PROGRAM ACCESS

         On April 1, 1993, the Commission issued regulations implementing a provision that, among other things, makes it unlawful for a cable network, in which a cable operator has an attributable interest, to engage in certain unfair methods of competition or unfair or deceptive acts or practices, the purpose and effect of which is to hinder significantly or prevent any multichannel video programming distributor from providing satellite cable programming or satellite broadcast programming to cable subscribers or consumers. The provisions contain an exemption for any contract that grants exclusive distribution rights to a person with respect to satellite cable programming or that was entered into on or before June 1, 1990. While the Company cannot predict the regulations' full effect on its operations, they may affect the rates charged by the Company's cable programming services to its customers and could affect the terms and conditions of contracts between the Company and its customers.

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

  REGULATION OF CARRIAGE AGREEMENTS

         The 1992 Act contains a provision that requires the FCC to establish regulations governing program carriage agreements and related practices between cable operators and video programming vendors, including provisions to prevent the cable operator from requiring a financial interest in a program service as a condition of carriage and provisions designed to prohibit a cable operator from coercing a video programming vendor to provide exclusive rights as a condition of carriage. On October 22, 1993, the Commission issued regulations implementing this provision. The Company cannot at this time predict the effect of this provision on its operations.

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

  OWNERSHIP LIMITATIONS

         Section 11 of the 1992 Act directed the Commission to prescribe rules and regulations establishing limits on the number of cable subscribers a person is authorized to reach through cable systems owned by such person and the number of channels that can be occupied by video programmers in which a cable operator has an attributable interest. The Commission must also consider the necessity of imposing limitations on the degree to which multichannel video programming distributors may engage in the creation or production of video programming.

         On December 28, 1992, the FCC issued a Notice of Proposed Rulemaking and Notice of Inquiry with respect to these provisions. On October 22, 1993, the FCC adopted a Second Report and Order that established a 40% limit on the number of channels that may be occupied by programming services in which the particular cable operator has an attributable interest. The Company is subject to this provision. The FCC also established a national limit of 30% on the number of homes passed that any one person can reach through cable systems owned by such person, but stayed implementation of that provision pending judicial review of its constitutionality. Petitions for reconsideration are pending. The Company cannot at this time predict the effect of this provision or of these proposals on its operations.

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

  SPORTS MIGRATION

         The 1992 Act directs the FCC to submit an interim report by July 1, 1993, and a final report by July 1, 1994, to Congress on the migration of sports programming from broadcast networks to cable networks and cable pay-per-view. The interim report was submitted on June 24, 1993.

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  11       Computation of Earnings per Common Share and Common Stock
  Equivalents.

  (b)  Reports on Form 8-K

         On January 24, 1994, the Company filed a Form 8-K (which was subsequently amended by a filing made on February 3, 1994) submitting the following documents in connection with the issuance of the Senior Notes and the Senior Debentures: Statement re: computation of earnings to fixed charges for interim period; Statement re: computation of pro forma ratio of earnings to fixed charges; Consent of Price Waterhouse; Consent of Ernst & Young; Audited New Line Cinema Corporation consolidated balance sheets as of December 31, 1992 and 1991, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended December 31, 1992; unaudited New Line Cinema Corporation condensed consolidated balance sheet as of September 30, 1993 and the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 1993 and 1992.

         On February 2, 1994, the Company filed a Form 8-K submitting the following documents in connection with the issuance of the Senior Notes and Senior Debentures: Terms Agreement dated January 27, 1994 among the Company and Goldman, Sachs & Co., CS First Boston Corporation and Merrill Lynch & Co., and the Underwriting Agreement Basic Provisions dated June 30, 1993 incorporated by reference therein; Form of Officers' Certificate establishing the terms of the Notes; and Form of Officers' Certificate establishing the terms of the Debentures.

        On February 7, 1994, the Company filed a Form 8-K (which was subsequently amended by a filing made on April 6, 1994) announcing that on January 28, 1994 the Company acquired all of the issued and outstanding shares of common stock of New Line through a merger of New Line with a wholly-owned subsidiary of the Company in which each share of common stock of New Line was converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       TURNER BROADCASTING SYSTEM, INC.



                                       By: /s/ William S. Ghegan
                                          ----------------------------------
                                               William S. Ghegan
                                               Vice President, Controller and
                                               Chief Accounting Officer





  Date:  May 13, 1994