Form 10-Q
period 1994-06-30
TURNER BROADCASTING SYSTEM INC
filed 1994-08-12
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                       OR

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              -------------  ----------------
Commission File No. 0-9334



                       TURNER BROADCASTING SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                     58-0950695
- -------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                      30303
    ----------------------                 ----------
    (Address of principal                  (Zip Code)
     executive offices)

                                (404) 827-1700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X            No
      ---               ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Outstanding at
        Class                                     June 30, 1993
- -------------------------                       -----------------
Class A Common Stock, par
     value $0.0625                                  68,330,388
Class B Common Stock, par
     value $0.0625                                 137,306,567

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      1994               1993
                                                                                   ----------         ----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .        $  124,469         $  162,858
Accounts receivable, less allowance of
    $26,860 and $23,083
      Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           468,949            378,228
      Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            63,606             94,011
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           490,399            314,637
Installment contracts receivable, less
    allowance of $12,359 and $11,915  . . . . . . . . . . . . . . . . . . .            41,219             56,563
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .            75,420             68,196
                                                                                   ----------         ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .         1,264,062          1,074,493

Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .         1,696,627          1,633,731
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           270,523            225,228
Installment contracts receivable, less
    discount of $586 and $1,123   . . . . . . . . . . . . . . . . . . . . .             8,419             15,077
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .           394,796            111,202
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           199,041            185,131
                                                                                   ----------         ----------
    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,833,468         $3,244,862
                                                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .        $  235,827         $  168,975
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           113,825            106,496
Participants' share and royalties payable . . . . . . . . . . . . . . . . .            47,610             33,922
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,912             32,128
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            27,861             28,096
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .             1,965              2,051
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           108,901             42,240
                                                                                   ----------         ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .           582,901            413,908

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .         2,357,160          2,294,557
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .           399,005            395,668
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .           164,770            141,832
                                                                                   ----------         ----------
    TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . . .         3,503,836          3,245,965

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . . . .           329,632             (1,103)
                                                                                   ----------         ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIT)  . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,833,468         $3,244,862
                                                                                   ==========         ==========



See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                        THREE MONTHS           SIX MONTHS
                                                                                           ENDED                 ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                 ------------------------ -----------------------
                                                                                   1994            1993      1994          1993
                                                                                 ---------       --------  ----------   ---------
Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   579,640       $387,955  $1,048,744   $ 696,864
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       98,007         98,906     196,207     188,421
                                                                                 ---------       --------  ----------   ---------
                                                                                   677,647        486,861   1,244,951     885,285
                                                                                 ---------       --------  ----------   ---------


Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      432,811        235,989     799,073     428,034
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . .      175,815        139,339     331,446     258,372
Gain on sale of equity investment . . . . . . . . . . . . . . . . . . . . . .      (21,746)             -     (21,746)          -
Depreciation of property and equipment and
    amortization of goodwill and other
    intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,815          9,082      27,109      17,765
Interest expense, net of interest income  . . . . . . . . . . . . . . . . . .       53,633         44,830     105,376      89,934
Equity in loss of unconsolidated entities . . . . . . . . . . . . . . . . . .        1,710          5,284       4,878       3,697
                                                                                ----------       --------  ----------   ---------
                                                                                   657,038        434,524   1,246,136     797,802
                                                                               -----------       --------  ----------   ---------


    Income (loss) before provision for income
     taxes and the cumulative effect of a  change in
     accounting for income taxes  . . . . . . . . . . . . . . . . . . . . . .       20,609         52,337      (1,185)     87,483
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . . .        7,690         21,266        (480)     36,277
                                                                               -----------       --------  -----------  ---------
    Income (loss) before the cumulative effect of
      a change in accounting for income taxes . . . . . . . . . . . . . . . .       12,919         31,071        (705)     51,206
Cumulative effect of a change in accounting for
    income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              -           -    (306,000)
                                                                               -----------       --------  ----------   ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    12,919       $ 31,071  $     (705)   (254,794)
                                                                               ===========       ========  ==========   =========


Earnings (loss) per common share and common stock
    equivalents
Income before the cumulative effect of a
   change in accounting for income taxes .  . . . . . . . . . . . . . . . . .  $      0.05       $   0.12  $     0.00   $    0.20
Cumulative effect of a change in accounting
   for income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              -           -       (1.16)
                                                                               -----------       --------  ----------   ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0.05       $   0.12  $     0.00   $   (0.96)
                                                                               ===========       ========  ==========   =========


Weighted average number of common shares
    outstanding, including conversion of common
    stock equivalents, when diluted   . . . . . . . . . . . . . . . . . . . .      282,626        264,360     202,847     264,302




See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ----------------------------
                                                                                          1994              1993
                                                                                       -------------      ---------
Cash provided by operations before changes
  in film costs and liabilities, net, interest
  payments and debt issue costs   . . . . . . . . . . . . . . . . . . . . . . . .        $ 117,591       $ 236,491
    Change in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .           40,390          33,327
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (36,412)         (3,996)
      Licensed program rights . . . . . . . . . . . . . . . . . . . . . . . . . .             (366)        (12,356)
    Interest payments, net of interest received   . . . . . . . . . . . . . . . .          (80,389)        (66,967)
    Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,675)           (526)
                                                                                         ----------      ----------
Net cash provided by operations . . . . . . . . . . . . . . . . . . . . . . . . .           34,139         185,973

Cash provided by (used for) investing activities
    Sale of equity investment   . . . . . . . . . . . . . . . . . . . . . . . . .          107,978               -
    Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (144,882)        (19,205)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .          (55,578)        (22,471)
                                                                                         ----------      ----------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .          (92,482)        (41,676)

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          599,610               -
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (575,623)        (72,618)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .           (4,901)         (9,193)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .              868             865
                                                                                         ---------       ---------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .           19,954         (80,946)

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .          (38,389)         63,351
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .          162,858         126,256
                                                                                         ---------       ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .        $ 124,469       $ 189,607
                                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  13,506       $   9,152
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .            4,901               -

    The Company acquired New Line Cinema Corporation and assumed and incurred liabilities as of January 28, 1994 (in thousands) as follows:

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 667,600               -
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .          416,700               -
Less: cash paid for debt and other acquisition costs  . . . . . . . . . . . . . .          139,600               -
                                                                                         ---------
Liabilities assumed and incurred  . . . . . . . . . . . . . . . . . . . . . . . .        $ 111,300               -
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

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                    June 30,           December 31,
                                                                                      1994                1993
                                                                                -----------------      -----------

    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .      $      1,142,296     $  1,172,921
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               259,424          166,768
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .                53,768           17,654
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               271,483          153,630
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .               101,848           89,077
    Licensed program and distribution rights  . . . . . . . . . . . . . . .               241,039          231,385
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .               117,168          116,933
                                                                                 ----------------     ------------
                                                                                        2,187,026        1,948,368
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .               490,399          314,637
                                                                                 ----------------     ------------
                                                                                 $      1,696,627     $  1,633,731
                                                                                 ================     ============

         Episodic television includes serial television episode program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the films are not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 82% of released and episodic television produced programming costs at June 30, 1994 will be amortized within the three-year period ending June 30, 1997.

         Amortization of film costs included in Cost of Operations is composed of the following (in thousands):

                                                                    Three months ended                  Six months ended
                                                                         June 30,                           June 30,
                                                                 --------------------------         -----------------------
                                                                   1994              1993             1994          1993
                                                                 ---------        ---------         --------       --------
Purchased program rights  . . . . . . . . . . . . . . . .        $  21,962        $  18,942         $ 44,339       $ 37,859
Produced programming  . . . . . . . . . . . . . . . . . .          210,739           68,565          377,515        124,403
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . . .           19,468           17,313           39,181         34,696
Participants' share and royalties . . . . . . . . . . . .            8,060            7,049           23,399         15,011
                                                                 ---------        ---------         --------       --------
                                                                 $ 260,229        $ 111,869         $484,434       $211,969
                                                                 =========        =========         ========       ========


NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

        Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1994 and 1993. In 1993 and for the three months ended June 30, 1994 common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. For the six-month period ended June 30, 1994, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect. The Company's zero coupon subordinated convertible notes due 2007 and 2004 and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income (loss) per common share for the three-month and six-month periods ended June 30, 1994 and 1993 (when applicable) due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                           JUNE 30,            DECEMBER 31,
                                                                             1994                 1993
                                                                    --------------------      ---------------
  Bank credit facilities  . . . . . . . . . . . . . . . . . . .      $        800,000          $ 1,225,000
  12% senior subordinated debentures  . . . . . . . . . . . . .               536,886              536,732
  8 3/8% Senior Notes . . . . . . . . . . . . . . . . . . . . .               297,352              297,325
  Zero coupon subordinated convertible notes  . . . . . . . . .               236,978              228,688
  7.4% Senior Notes . . . . . . . . . . . . . . . . . . . . . .               249,624                    -
  8.4% Senior Debentures  . . . . . . . . . . . . . . . . . . .               199,844                    -
  Convertible subordinated debentures of
   a wholly-owned subsidiary  . . . . . . . . . . . . . . . . .                29,125                    -
  Obligations under capital leases  . . . . . . . . . . . . . .                 7,260                6,353
  Other long-term debt  . . . . . . . . . . . . . . . . . . . .                 2,056                2,510
                                                                     ----------------          -----------
                                                                            2,359,125            2,296,608
  Less current portion  . . . . . . . . . . . . . . . . . . . .                 1,965                2,051
                                                                     ----------------          -----------
                                                                     $      2,357,160          $ 2,294,557
                                                                     ================          ===========

     On May 6, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, for sale up to $1,100,000,000 of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures or other evidences of indebtedness.

        On February 3, 1994, the Company sold $250,000,000 of 7.4% Senior Notes due 2004 (the "Senior Notes") and $200,000,000 of 8.4% Senior Debentures due 2024 (the "Senior Debentures" and, together with the Senior Notes, the "Securities") under the Shelf Registration. The net proceeds to the Company were approximately $246,282,000 and $196,680,000, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including, a change in control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Securities. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.

        The Company has received firm commitments from banks participating in its unsecured revolving credit facility (the "1993 Credit Agreement") to provide a new $500 million unsecured revolving credit facility. The terms and convenants that govern the new facility are identical to those associated with the 1993 Credit Agreement. The new facility will be finalized in the third quarter of 1994.

NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

        Stockholders' equity (deficit) consists of the following components (in thousands, except share data):

                                                                            JUNE 30,              DECEMBER 31,
                                                                              1994                    1993
                                                                        ---------------          --------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .         $       260,438         $       260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,306,567 and 120,887,672
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,582                   7,555
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,071,126                 731,042
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .              (1,014,785)             (1,004,409)
                                                                        ---------------          --------------
    Total stockholders' equity (deficit)  . . . . . . . . . . .         $       329,632          $       (1,103)
                                                                        ===============          ==============


        See Note 6 of the Notes to Consolidated Condensed Financial Statements for a discussion of the increase of approximately 16,000,000 shares of outstanding Class B Common Stock in connection with the merger of New Line Cinema Corporation with a wholly-owned subsidiary of the Company in the first quarter of 1994, which increased Class B Common Stock and Capital in excess of par value by approximately $1,000,000 and $340,000,000, respectively.

        On March 15, 1994, and June 15, 1994, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Convertible Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be receivable upon conversion of each share of Class C Convertible Preferred Stock. Cash dividends of $4,901,000 and $4,901,000 were paid on April 15, 1994 and July 15, 1994 to shareholders of record at the close of business on March 30, 1994 and June 30, 1994, respectively.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B common stock and the Class C Convertible Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments, currently the most restrictive of which limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

         The Company and New Line Cinema Corporation ("New Line"), a motion picture production company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of shares of Class B Common Stock issuable pursuant to the Merger is approximately 21,300,000 valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At June 30, 1994 approximately 16,200,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities of approximately $111,000,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger. Liabilities assumed in the Merger included $29,125,000 of convertible subordinated debentures (the "Convertible Debentures") which bear interest at the rate of 6 1/2% per annum. The Convertible Debentures are convertible at the option of the holders into a total of approximately 1,700,000 shares of Class B Common Stock.

         At the time of the Merger, New Line owned a 37.4% equity interest in RHI Entertainment, Inc. ("RHI"). In April 1994, New Line entered into an agreement to tender for cash its equity interest in RHI which totaled approximately 3,000,000 shares, to an unaffiliated entity for $36 per share. In June 1994, the Company received approximately $108,000,000 in cash in connection with the transaction and recognized a pre-tax gain of approximately $22,000,000.

         The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $290,000,000 was recognized in the transaction, and is amortized using a straight-line basis over 40 years. The Company has not yet received appraisals or valuations from independent third parties of the assets or properties of New Line. Therefore, goodwill and other intangible asset amounts may be adjusted once complete information on the fair value of all of New Line's assets and liabilities is developed and once a more thorough review of New Line's operating and accounting policies and procedures has been completed.

         The following unaudited pro forma condensed combined results of operations for the three and six months ended June 30, 1993 are not intended to reflect results of operations which would have actually resulted had the Merger been effective on the date indicated. Moreover, this information is not intended to be indicative of results of operations which may be obtained in the future. The pro forma condensed combined results of operations for the three and six months ended June 30, 1993 include the Merger and the December 1993 acquisitions of Castle Rock Entertainment ("Castle Rock") and the remaining 50% interest in Hanna-Barbera Holding Co. ("Hanna-Barbera") assuming the Company acquired all of the outstanding stock of New Line pursuant to the Merger and completed the acquisitions at January 1, 1993. The pro forma effect of the Merger for the three and six months ended June 30, 1994 is not considered significant.

         The unaudited pro forma condensed combined results of operations for the three and six months ended June 30, 1993 are as follows (in thousands):

                                                                             Three months            Six months
                                                                                ended                  ended
                                                                               June 30,               June 30,
                                                                                 1993                   1993
                                                                          ----------------         --------------
Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        595,326         $    1,137,609
                                                                          ================         ==============

Income before the cumulative effect of a change
  in accounting for income taxes  . . . . . . . . . . . . . . . . . . .   $         26,867         $       37,100

Cumulative effect of a change in accounting
    for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                  -               (306,000)
                                                                          ----------------         --------------
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .   $         26,867         $     (268,900)
                                                                          ================         ==============

Earnings (loss) per common share and common stock
  equivalents
    Income before the cumulative effect of a
       change in accounting for income taxes  . . . . . . . . . . . . .   $           0.09         $         0.13
      Cumulative effect of a change in
       accounting for income taxes  . . . . . . . . . . . . . . . . . .                  -                  (1.09)
                                                                          ----------------         --------------
             Net income (loss)  . . . . . . . . . . . . . . . . . . . .   $           0.09         $        (0.96)
                                                                          ================         ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

         Cash provided by operations for the six months ended June 30, 1994 aggregated $34 million, net of interest payments and debt issue costs of $87 million and a net change in film costs and liabilities of $4 million. Primary sources of cash included proceeds of $108 million from the sale of an equity investment, borrowings under the unsecured revolving credit facility of $150 million, and approximately $250 million and $200 million of gross proceeds from the Senior Notes and Senior Debentures, respectively. Primary uses of cash during the period were payments of indebtedness of $576 million, payments of debt and certain other acquisition costs in connection with the Merger of $140 million and additions to property and equipment of $56 million.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 4 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness.

CREDIT FACILITIES AND FINANCING ACTIVITIES

        The Company had approximately $2.4 billion of outstanding indebtedness at June 30, 1994, of which $800 million was outstanding under an unsecured revolving credit facility with banks. The Company has received firm commitments from banks participating in its unsecured revolving credit facility (the "1993 Credit Agreement") to provide a new $500 million unsecured revolving credit facility. The terms and convenants that govern the new facility are identical to those associated with the 1993 Credit Agreement. The new facility will be finalized in the third quarter of 1994.

         Approximately $800 million of the Company's indebtedness bears interest on a floating basis tied to short-term market indices. The Company has interest rate swap agreements having a total notional principal amount of $530 million with commercial banks to mitigate possible rising interest rates. A contract with a total notional principal amount of $250 million expired in March 1994, and the remaining contracts have expiration dates ranging from November 1994 to March 1995. These agreements are designated as hedges of interest rates, and the differential to be paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change.

         On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, for sale up to $1.1 billion of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures or other evidences of indebtedness.

         On February 3, 1994, the Company sold $250 million of Senior Notes and $200 million of Senior Debentures under the Shelf Registration. The net proceeds to the Company were approximately $246 million and $197 million, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including a change in control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Securities. The Company is not required to make mandatory or sinking fund payments with respect to the Securities prior to maturity.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $260 million for sports programming, primarily rights fees, approximately $730 million for original entertainment programming (excluding promotional and advertising costs) and approximately $100 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $105 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $530 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

          Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

OTHER

          On July 28, 1994, members of the Major League Baseball Players Association, which includes the Atlanta Braves players, announced that a strike of major league baseball games would begin on August 12, 1994, unless players and club owners resolve certain collective bargaining agreement issues. The financial impact on the Company is difficult to predict due to the uncertainty as to the length of the strike. However, in the event the strike lasts the remainder of the 1994 season, it could adversely impact anticipated 1994 operating profit by as much as $14 million.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED JUNE 30, 1993

ENTERTAINMENT SEGMENT

          Entertainment Segment revenue increased $178 million to $459 million, of which $132 million was contributed by New Line, Castle Rock and the consolidated operations of Hanna-Barbera which were not owned as of June 30, 1993. Advertising revenue rose $24 million, or 15%, due primarily to increased rates for Turner Network Television ("TNT") and TBS SuperStation, and an increase in sports revenue associated with coverage of the National Basketball Association (the "NBA") on TNT and the number of Atlanta Braves telecasts aired on TBS SuperStation. The remaining $22 million increase was related to higher subscription, home video and licensing and merchandising revenue.

          Operating profit for the Entertainment Segment decreased $46 million, principally due to lower than anticipated results from theatrical film releases and $26 million in losses this quarter related to the 1994 Goodwill Games. Total losses for the 1994 Goodwill Games, upon their completion, were $39 million, including amounts expensed in prior periods. In addition, increased combined operating losses of $4 million during the quarter on new networks were offset by operating profit increases in core businesses.

NEWS SEGMENT

         News Segment revenue increased $10 million, or 7%, primarily related to increased subscription revenue from the home satellite market and increases associated with CNN International, where advertising and broadcast licensing fees contributed to a 20%, or $5 million, revenue increase for the service. Domestic advertising revenue was essentially flat, due to lower viewership for CNN and Headline News early in the quarter, offset by higher viewership late in the quarter.

         Revenue increases were offset by increases in operating expenses related to higher newsgathering costs and the expansion of CNN International. As a result, operating profit for the News Segment was unchanged compared to the same period in 1993.

OTHER SEGMENT

         Revenue increased $5 million, or 8%, primarily due to increased home-game revenue for the Atlanta Braves. Operating losses increased
$3 million as a result of increased Braves' player salaries and planned investment in the Company's information technology systems.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED
INFORMATION

         Operating losses decreased $4 million, primarily due to increased playoff revenues and the expensing in the prior year of a guaranteed contract for an injured player associated with the Atlanta Hawks.

         In June 1994, the Company sold its 37.4% equity investment in RHI Entertainment, Inc. for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million on the transaction.

         Consolidated depreciation and amortization increased approximately
$6 million primarily due to the inclusion of New Line and Castle Rock in 1994.

         Consolidated interest expense increased approximately $9 million primarily due to the increase in debt associated with the purchase of Castle Rock and Hanna-Barbera as well as assumed debt associated with the New Line acquisition. The increase was somewhat offset by a lower effective interest rate resulting from new debt incurred in 1993 and 1994.

         As a result of the information discussed above, the Company reported net income of $13 million in the second quarter of 1994 ($0.05 net income per common share and common share equivalent). This compares to net income of $31 million in the second quarter of 1993 ($0.12 net income per common share and common share equivalent).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994 VS. SIX MONTHS ENDED JUNE 30, 1993

ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $337 million to $852 million, of which $263 million was contributed by New Line, Castle Rock and the consolidated operations of Hanna-Barbera which were not owned as of June 30, 1993. Advertising revenue rose $37 million, or 13%, due primarily to increased rates for TNT and TBS SuperStation, and an increase in sports revenue associated with the coverage of the NBA on TNT and in the number of Atlanta Braves telecasts aired on TBS SuperStation. The remaining $37 million increase was related to higher subscription, home video and licensing and merchandising revenue.

         Operating profit for the Entertainment Segment decreased $84 million, principally due to lower than anticipated results from theatrical film releases, $32 million related to TNT's telecast of the Winter Olympics in February,

$31 million in losses related to the 1994 Goodwill Games and increased combined operating losses of $9 million on new networks.

NEWS SEGMENT

         News Segment revenue increased $18 million, or 6%, primarily related to increased subscription revenue from the home satellite market and increases associated with CNN International, where advertising and broadcast licensing fees contributed to a 16%, or $7 million, revenue increase for the service. Domestic advertising revenue was essentially unchanged, due to lower viewership for CNN and Headline News in the first quarter, offset by higher viewership late in the second quarter.

         Revenue increases were primarily offset by increases in operating expenses related to higher newsgathering costs and the expansion of CNN International. As a result, operating profit for the News Segment was relatively unchanged compared to the same period in 1993.

OTHER SEGMENT

         Revenue increased $7 million, or 8%, primarily due to increased home-game revenue for the Atlanta Braves. Operating losses increased $7 million as a result of increased Braves' player salaries and planned investment in the Company's information technology systems.


EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED
INFORMATION

         Operating losses remained flat at $4 million, primarily due to the improved financial performance of the Atlanta Hawks, offset by the Company's investment in a German news network which was acquired on March 31, 1993 and the effect of moving Hanna-Barbera to the Entertainment Segment following Turner's purchase of the remaining portion of the company at the end of 1993.

         In June 1994, the Company sold its 37.4% equity investment in RHI Entertainment, Inc. for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million on the transaction.

         Consolidated depreciation and amortization increased approximately
$9 million primarily due to the inclusion of New Line and Castle Rock in 1994.

         Consolidated interest expense increased approximately $15 million primarily due to the increase in debt associated with the purchase of Castle Rock and Hanna-Barbera as well as assumed debt associated with the New Line acquisition. The increase was somewhat offset by a lower effective interest rate resulting from new debt incurred in 1993 and 1994.

         As a result of the information discussed above, the Company reported a net loss of $705 thousand in the first six months of 1994 ($0.00 net loss per common share). This compares to a net loss of $255 million in the first six months of 1993 ($0.96 net loss per common share and common share equivalent), which included a non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in the amount of $306 million ($1.16 per share).

  PART II - OTHER INFORMATION


  ITEM 1.  LEGAL PROCEEDINGS

  Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

         As last updated in the Company's Form 10-Q for the quarter ended March 31, 1994, on October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations. The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On May 3, 1993, the Company filed its Notice of Appeal of that decision to the United States Supreme Court. On September 28, 1993, the United States Supreme Court noted probable jurisdiction and heard oral argument on this case on January 12, 1994. On June 27, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. The Company intends to press its claims.

  United States of America v. Cable News Network, Inc. and Turner Broadcasting System, Inc.

        As last updated in the Company's Form 10-Q for the quarter ended March 31, 1994, in October and November of 1990, CNN was involved in investigating and reporting a story concerning the potential government audio taping of telephone calls made by General Manuel Noriega from his cell in the Miami Correctional Center, including the taping of conversations with his attorneys and defense team. CNN obtained copies of some of the alleged tapings and telecast segments thereof. Judge William M. Hoeveler, United States District Court for the Southern District of Florida, entered orders on November
  8, 1990 and November 9, 1990 which temporarily prohibited the telecast of Noriega's privileged attorney-client conversations. Judge Hoeveler appointed a special prosecutor, Robert F. Dunlap, to investigate whether CNN violated his Orders in a telecast on November 9, 1990, and to prepare an application for an Order to Show Cause "why those entities and individuals responsible for" the telecast should not be held in contempt of the Court's Orders. On January 15, 1993 CNN was advised by Special Prosecutor Dunlap that it was a target of a grand jury investigation into these alleged contempts. CNN responded to grand jury subpoenas issued at that time. On March 30, 1994 CNN was charged with criminal contempt by Special Prosecutor Dunlap and pleaded innocent at an arraignment before Judge Hoeveler. A non-jury trial has been scheduled on the charge for September 12, 1994. Fines and/or penalties of an undetermined amount could be imposed against CNN as a result of these contempt proceedings. CNN denies it telecast any privileged conversations and therefore denies that it violated or intended to violate the Court Orders. CNN intends to vigorously defend the contempt proceedings.


  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special shareholders' meeting held June 14, 1994, the holders of each class of the Company's outstanding stock, voting separately, approved an increase in the voting power of the Company's Class A Common Stock from one vote per share to two votes per share.

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

         On March 30, 1994, the Commission adopted further regulations and solicited additional comments with respect to the methodology for determining rates when channels are added to regulated tiers. The Company cannot predict the outcome or effect of these proceedings.

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

         On March 30, 1994, the Commission released a Further Notice of Proposed Rulemaking in connection with its cost of service regulations. In that Notice, the Commission proposed to limit the price a cable operator may recover in transactions with its affiliates. The proposal, if adopted, could adversely affect the Company's transactions with certain cable operators, including Tele-Communications, Inc. and Time Warner, Inc., which are affiliates of the Company.

  On July 1, 1994, the Company filed comments opposing this proposal. The Company cannot predict the ultimate outcome of the proceeding.

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

         On March 11, 1993, the FCC adopted a Report and Order implementing these provisions. The provisions could affect the ability and willingness of cable systems to carry cable programming services. The Company has filed litigation challenging the provision as unconstitutional (see "Legal Proceedings - Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America"). The case was remanded by the United States Supreme Court for further proceedings. The Company cannot predict the ultimate outcome of the litigation.

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

  SPORTS MIGRATION

         The 1992 Act directs the FCC to submit an interim report by July 1, 1993, and a final report by July 1, 1994, to Congress on the migration of sports programming from broadcast networks to cable networks and cable pay-per-view. The interim report was submitted on June 24, 1993. On June 30, 1994, the FCC issued its final report in which it recommended that no action by Congress was necessary.

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  3.1      Restated Articles of Incorporation of the Company

  10.38 Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan (replacing the 1993 Stock Option Plan filed as Exhibit
           10.38 to the Company's Form 10-K for the fiscal year ended
           December 31, 1993)

  10.42    Amendment No. 1 to Turner Broadcasting System, Inc.
           1988 Stock Option Plan*

  10.43    Amendment No. 2 to Turner Broadcasting System, Inc.
           1988 Stock Option Plan*

  10.44    Turner Broadcasting System, Inc. Long-Term Incentive Plan*

  11       Computation of Earnings per Common and Common Equivalent Share

  *Management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K

         No reports have been filed on Form 8-K during the quarter for which this report is filed.

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       TURNER BROADCASTING SYSTEM, INC.



                                 By:   /s/ William S. Ghegan
                                    -------------------------------------
                                           William S. Ghegan
                                           Vice President, Controller and
                                           Chief Accounting Officer





  Date:  August 12, 1994

                              INDEX TO EXHIBITS


 3.1          Restated Articles of Incorporation of the Company

10.38 Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan (replacing the 1993 Stock Option Plan filed as Exhibit 10.38 to the Company's Form 10-K for the fiscal year ended December 31, 1993)

10.42         Amendment No. 1 to Turner Broadcasting System, Inc. 1988 Stock
              Option Plan.

10.43         Amendment No. 2 to Turner Broadcasting System, Inc. 1988 Stock
              Option Plan.

10.44         Turner Broadcasting System, Inc. Long-Term Incentive Plan.

11            Computation of Earnings per Common and Common Equivalent Share