Form 10-Q/A
period 1994-06-30
TURNER BROADCASTING SYSTEM INC
filed 1994-08-12
CIK 100240

                                   FORM 10-Q/A
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


                                                 Outstanding at
        Class                                     June 30, 1994
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

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  3.1      Restated Articles of Incorporation of the Company+

  10.38 Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan (replacing the 1993 Stock Option Plan filed as Exhibit
           10.38 to the Company's Form 10-K for the fiscal year ended
           December 31, 1993)+

  10.42    Amendment No. 1 to Turner Broadcasting System, Inc.
           1988 Stock Option Plan*+

  10.43    Amendment No. 2 to Turner Broadcasting System, Inc.
           1988 Stock Option Plan*+

  10.44    Turner Broadcasting System, Inc. Long-Term Incentive Plan*+

  11       Computation of Earnings per Common and Common Equivalent Share+

  *Management contract or compensatory plan or arrangement.
  +Previously Filed

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





                                       TURNER BROADCASTING SYSTEM, INC.



                                 By:   /s/ William S. Ghegan
                                    -------------------------------------
                                           William S. Ghegan
                                           Vice President, Controller and
                                           Chief Accounting Officer





  Date:  August 12, 1994

                              INDEX TO EXHIBITS


 3.1          Restated Articles of Incorporation of the Company+

10.38 Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan (replacing the 1993 Stock Option Plan filed as Exhibit 10.38 to the Company's Form 10-K for the fiscal year ended December 31, 1993)+

10.42         Amendment No. 1 to Turner Broadcasting System, Inc. 1988 Stock
              Option Plan.+

10.43         Amendment No. 2 to Turner Broadcasting System, Inc. 1988 Stock
              Option Plan.+

10.44         Turner Broadcasting System, Inc. Long-Term Incentive Plan.+

11            Computation of Earnings per Common and Common Equivalent Share+

+Previously Filed