Form 10-Q
period 1994-09-30
TURNER BROADCASTING SYSTEM INC
filed 1994-11-10
CIK 100240

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ---   EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ---   EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------     -------------
Commission File No. 1-8911


                       TURNER BROADCASTING SYSTEM, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                       58-0950695
- - - --------------------------------            ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

       One CNN Center
      Atlanta, Georgia                                      30303
- - - --------------------------------            ------------------------------------
  (Address of principal                                  (Zip Code)
    executive offices)

                                (404) 827-1700
- - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X            No
     ----              ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
              Class                                     September 30, 1994
- - - -------------------------------                     ---------------------------
Class A Common Stock, par
   value $0.0625                                            68,330,388
Class B Common Stock, par
   value $0.0625                                           137,347,470

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       TURNER BROADCASTING SYSTEM, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1994                   1993
                                                                                    ------------          ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .         $    58,404             $   162,858
Accounts receivable, less allowance of
    $28,252 and $23,083
      Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             492,766                 378,228
      Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              77,208                  94,011
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             518,776                 314,637
Installment contracts receivable, less
    allowance of $12,595 and $11,915  . . . . . . . . . . . . . . . . . . .              51,500                  56,563
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .              70,396                  68,196
                                                                                    -----------             -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           1,269,050               1,074,493

Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .           1,689,139               1,633,731
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             285,554                 225,228
Installment contracts receivable, less
    discount of $226 and $1,123   . . . . . . . . . . . . . . . . . . . . .               3,477                  15,077
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .             407,686                 111,202
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             174,700                 185,131
                                                                                    -----------             -----------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,829,606             $ 3,244,862
                                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .         $   247,063             $   168,975
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              94,138                 106,496
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              53,673                  28,808
Participants' share and royalties payable . . . . . . . . . . . . . . . . .              53,438                  33,922
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              51,465                  32,128
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              35,486                  28,096
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               1,315                   2,051
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              62,246                  13,432
                                                                                    -----------             -----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .             598,824                 413,908

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .           2,371,399               2,294,557
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             378,471                 395,668
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .             160,429                 141,832
                                                                                    -----------             -----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .           3,509,123               3,245,965

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . . . . . . .             320,483                  (1,103)
                                                                                    -----------             -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,829,606             $ 3,244,862
                                                                                    ===========             ===========




See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      THREE MONTHS               NINE MONTHS
                                                                                          ENDED                     ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                               -------------------------- -----------------------
                                                                                    1994          1993          1994      1993
                                                                               -------------  ----------- ------------ ----------

Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  625,527   $  420,373  $1,674,270   $1,117,237
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           113,362       80,916     309,570      269,337
                                                                                 ----------   ----------  ----------   ----------
                                                                                    738,889      501,289   1,983,840    1,386,574
                                                                                 ----------   ----------  ----------   -----------

Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .           466,756      288,584   1,266,844      716,618
Selling, general and administrative . . . . . . . . . . . . . . . . . . .           166,947      130,382     498,393      388,754
Gain on sale of equity investment . . . . . . . . . . . . . . . . . . . .                 -            -     (21,746)          -
Depreciation of property and equipment and
    amortization of goodwill and other
    intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . .            16,077        9,630      43,186       27,395
Interest expense, net of interest income  . . . . . . . . . . . . . . . .            52,425       48,271     157,801      138,205
Equity in loss of unconsolidated entities . . . . . . . . . . . . . . . .             1,572       12,745       5,435       16,442
                                                                                 ----------   ----------  ----------   ----------
                                                                                    703,777      489,612   1,949,913    1,287,414
                                                                                 ----------   ----------  ----------   ----------

       Income before provision for income
         taxes, extraordinary item and the cumulative
         effect of a change in accounting for
         income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            35,112       11,677      33,927       99,160
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . .            14,729        4,523      14,249       40,800
                                                                                 ----------   ----------  ----------   ----------
       Income before extraordinary item and the
         cumulative effect of a change in accounting
         for income taxes . . . . . . . . . . . . . . . . . . . . . . . .            20,383        7,154      19,678       58,360
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (24,996)      (6,136)    (24,996)      (6,136)
                                                                                 ----------   ----------  ----------   ----------
       Income (loss) before the cumulative effect of a
         change in accounting for income taxes. . . . . . . . . . . . . .            (4,613)       1,018      (5,318)      52,224
Cumulative effect of a change in accounting for
    income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -            -           -     (306,000)
                                                                                 ----------   ----------  ----------   ----------
       Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .        $   (4,613)  $    1,018  $   (5,318)  $ (253,776)
                                                                                 ==========   ==========  ==========   ==========

Earnings (loss) per common share and common stock
    equivalents
       Income before extraordinary item and the
          cumulative effect of a change in accounting
          for income taxes. . . . . . . . . . . . . . . . . . . . . . . .        $     0.07   $     0.02  $     0.07   $     0.22
       Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . .             (0.09)       (0.02)      (0.09)       (0.02)
       Cumulative effect of a change in accounting
          for income taxes  . . . . . . . . . . . . . . . . . . . . . . .                 -            -           -        (1.16)
                                                                                 ----------   ----------  ----------   ----------
             Net income (loss)  . . . . . . . . . . . . . . . . . . . . .        $    (0.02)  $     0.00  $    (0.02)  $    (0.96)
                                                                                 ==========   ==========  ==========   ==========

Weighted average number of common shares
    outstanding, including conversion of common
    stock equivalents, when dilutive  . . . . . . . . . . . . . . . . . .           282,532      264,574     280,994     264,239






See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                            1994               1993
                                                                                       -------------      -------------

Cash provided by operations before changes
   in film costs and liabilities, net, interest payments,
   payments of accreted amounts, and debt issue costs  . . . . . . . . . . . . .         $  146,740          $  315,951
    Change in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            65,008              56,042
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (87,818)            (29,944)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .             8,744              (3,221)
    Interest payments, net of interest received   . . . . . . . . . . . . . . . .          (134,107)            (83,647)
    Payment of accreted amounts upon redemption of
      related securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -             (74,683)
    Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8,705)            (12,334)
                                                                                         ----------          ----------
Net cash provided by (used for) operations  . . . . . . . . . . . . . . . . . . .           (10,138)            168,164
                                                                                         ----------          ----------

Cash provided by (used for) investing activities
    Sale of equity investment   . . . . . . . . . . . . . . . . . . . . . . . . .           107,978                   -
    Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (146,097)            (24,552)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .           (80,825)            (31,383)
                                                                                         ----------          ----------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .          (118,944)            (55,935)
                                                                                         ----------          ----------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           609,610             297,371
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (576,346)           (304,759)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .            (9,802)             (9,193)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             1,166               7,026
                                                                                         ----------          ----------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .            24,628              (9,555)
                                                                                         ----------          ----------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .          (104,454)            102,674
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .           162,858             126,256
                                                                                         ----------          ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .        $   58,404          $  228,930
                                                                                         ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   28,359          $   13,729
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .             4,901               4,606

    The Company acquired New Line Cinema Corporation and assumed and incurred liabilities as of January 28, 1994 (in thousands) as follows:

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .        $  667,600
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .           416,700
Less: cash paid for debt and other acquisition costs  . . . . . . . . . . . . . .           139,600
                                                                                         ----------
Liabilities assumed and incurred  . . . . . . . . . . . . . . . . . . . . . . . .        $  111,300
                                                                                         ==========





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1.  PREPARATION OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements included herein have been prepared by Turner Broadcasting System, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of such financial statements. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. For further information, reference is made to the consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 1993.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                  September 30,           December 31,
                                                                                      1994                    1993
                                                                                -----------------      -----------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .        $    1,119,110          $   1,172,921
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               287,581                166,768
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .                48,216                 17,654
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               297,850                153,630
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .               102,640                 89,077
    Licensed program and distribution rights  . . . . . . . . . . . . . . .               242,751                231,385
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .               109,767                116,933
                                                                                   --------------          -------------
                                                                                        2,207,915              1,948,368
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .               518,776                314,637
                                                                                   --------------          -------------
                                                                                   $    1,689,139          $   1,633,731
                                                                                   ==============          =============

         Episodic television includes serial television program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the programming is not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 80% of released and episodic television produced programming costs at September 30, 1994 will be amortized within the three-year period ending September 30, 1997.

         Amortization of film costs included in Cost of Operations is composed of the following (in thousands):

                                                              Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
                                                         ------------------------------       ----------------------------
                                                              1994             1993               1994            1993
                                                         ------------     -------------       ------------   -------------
Purchased program rights  . . . . . . . . . . . . . .   $      22,226     $      18,975       $     66,565   $      56,834
Produced programming  . . . . . . . . . . . . . . . .         249,965           110,029            627,480         234,432
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . .          19,100            17,640             58,281          52,336
Participants' share and royalties . . . . . . . . . .          13,831            10,555             37,230          25,566
                                                        -------------     -------------       ------------   -------------
                                                        $     305,122     $     157,199       $    789,556   $     369,168
                                                        =============     =============       ============   =============

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

         Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1994 and 1993. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income
(loss) per common share for the three-month and nine-month periods ended September 30, 1994 and 1993 (when applicable) due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant. Per share extraordinary items include an after-tax charge for early extinguishment of debt in 1994 and 1993. See Note 4 of Notes to Consolidated Condensed Financial Statements.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                             1994                 1993
                                                                    --------------------     ----------------
Bank credit facilities  . . . . . . . . . . . . . . . . . . . .       $    810,000            $ 1,225,000
 12% senior subordinated debentures . . . . . . . . . . . . . .            536,967                536,732
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . .            297,367                297,325
 Zero coupon subordinated convertible notes . . . . . . . . . .            241,237                228,688
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .            249,630                      -
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . .            199,845                      -
 Convertible subordinated debentures of
  a wholly-owned subsidiary . . . . . . . . . . . . . . . . . .             29,075                      -
 Obligations under capital leases . . . . . . . . . . . . . . .              7,195                  6,353
 Other long-term debt . . . . . . . . . . . . . . . . . . . . .              1,398                  2,510
                                                                      ------------            -----------
                                                                         2,372,714              2,296,608
Less current portion  . . . . . . . . . . . . . . . . . . . . .              1,315                  2,051
                                                                      ------------            -----------
                                                                      $  2,371,399            $ 2,294,557
                                                                      ============            ===========


     On May 6, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, for sale up to $1,100,000,000 of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures or other evidences of indebtedness.

     On February 3, 1994, the Company sold $250,000,000 of 7.4% Senior Notes due 2004 (the "Senior Notes") and $200,000,000 of 8.4% Senior Debentures due 2024 (the "Senior Debentures" and, together with the Senior Notes, the "Securities") under the Shelf Registration. The net proceeds to the Company were approximately $246,282,000 and $196,680,000, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rates of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including a change in control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Securities. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.

     On September 7, 1994, the banks participating in the Company's $1,500,000,000 revolving credit facility (the "1993 Credit Agreement") provided a new $500,000,000 unsecured revolving credit facility (the "1994 Credit Agreement"). The terms and covenants that govern the new facility are identical to those provided in the 1993 Credit Agreement. The 1994 Credit Agreement was used in its entirety to partially finance the redemption of the Company's 12% Senior Subordinated Debentures discussed below.

     By notice dated September 16, 1994, the Company called for redemption on October 17, 1994, all of its outstanding 12% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). The Subordinated Debentures were redeemed in cash at a redemption price of 104.500% of the principal amount plus accrued interest. The Company used its unsecured revolving credit facilities to redeem the Subordinated Debentures, of which $536,981,000, net of unamortized discount of $3,019,000, was outstanding on the redemption date. The redemption of the Subordinated Debentures resulted in an extraordinary charge of $24,996,000, net of $15,981,000 of tax benefit, which includes the write-off of unamortized debt issue costs of $13,658,000, and was recorded in the results of operations for the period ended September 30, 1994.


NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

        Stockholders' equity (deficit) consists of the following components (in thousands, except share data):

                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                              1994                     1993
                                                                     --------------------      -------------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .         $       260,438         $       260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,347,470 and 120,887,672
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,584                   7,555
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,071,578                 731,042
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .              (1,024,388)             (1,004,409)
                                                                        ---------------         ---------------
    Total stockholders' equity (deficit)  . . . . . . . . . . .         $       320,483         $        (1,103)
                                                                        ===============         ===============

        See Note 6 of Notes to Consolidated Condensed Financial Statements for a discussion of the increase of approximately 16,000,000 shares of outstanding Class B Common Stock in connection with the merger of New Line Cinema Corporation ("New Line") with a wholly-owned subsidiary of the Company in the first quarter of 1994, which increased Class B Common Stock and Capital in excess of par value by approximately $1,000,000 and $340,000,000, respectively.

        On March 15, 1994, June 15, 1994, and September 15, 1994, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,901,000 each were paid on April 15, 1994, July 15, 1994 and October 15, 1994 to shareholders of record at the close of business on March 30, 1994, June 30, 1994, and September 30, 1994, respectively.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B Common Stock and the Class C Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments. Currently the most restrictive of such covenants limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

         The Company and New Line, a motion picture production and distribution company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive
0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of shares of Class B Common Stock issuable pursuant to the Merger is approximately 21,300,000 shares, valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At September 30, 1994 approximately 16,200,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities of approximately $111,000,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger. Among the liabilities assumed in the Merger were $29,125,000 of New Line 6 1/2% convertible subordinated debentures (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holders into an aggregate of approximately 1,700,000 shares of Class B Common Stock.

         At the time of the Merger, New Line owned approximately 3,000,000 shares, or 37.4%, of the outstanding capital stock of RHI Entertainment, Inc. ("RHI"). In April 1994, New Line entered into an agreement to tender for cash its equity interest in RHI to an unaffiliated entity for $36 per share. In June 1994, the Company received approximately $108,000,000 in cash in connection with the transaction and recognized a pre-tax gain of approximately $22,000,000.

         The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $300,000,000 were recognized in the transaction, and are amortized using a straight-line basis over 40 years. The Company has not received final appraisals or valuations from independent third parties of the assets or properties of New Line. Therefore, goodwill and other intangible asset amounts may be adjusted once complete information on the fair value of all of New Line's assets and liabilities is available.

         The following unaudited pro forma condensed combined results of operations for the three and nine months ended September 30, 1993, are not intended to reflect results of operations which would have actually resulted had the Merger been effective on the dates indicated. Moreover, this information is not intended to be indicative of results of operations which may be obtained in the future. The pro forma condensed combined results of operations for the three and nine months ended September 30, 1993 include the Merger and the December 1993 acquisitions of Castle Rock Entertainment ("Castle Rock") and the 50% interest in Hanna-Barbera Holding Co. ("Hanna-Barbera") not already owned by the Company, and assumes that the Company acquired all of the outstanding stock of New Line pursuant to the Merger and completed the acquisitions at January 1, 1993. The pro forma effect of the Merger for the three and nine months ended September 30, 1994 is not considered significant.

         The unaudited pro forma condensed combined results of operations for the three and nine months ended September 30, 1993 are as follows (in thousands, except per share data):

                                                                             Three months           Nine months
                                                                                ended                  ended
                                                                            September 30,          September 30,
                                                                                 1993                  1993
                                                                            ------------            ------------

Revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     628,622           $ 1,766,231
                                                                             =============           ===========

Income (loss) before extraordinary item and the
  cumulative effect of a change in accounting
  for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (10,501)          $    26,599

Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .             (6,136)               (6,136)

Cumulative effect of a change in accounting
    for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .                  -              (306,000)
                                                                             -------------           -----------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (16,637)          $  (285,537)
                                                                             =============           ===========

Earnings (loss) per common share and common stock
  equivalents
    Income (loss) before extraordinary item and the
      cumulative effect of a change in accounting
      for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .      $       (0.04)          $      0.09

    Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . .              (0.02)                (0.02)

    Cumulative effect of a change in accounting
      for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .                  -                 (1.09)
                                                                             -------------           -----------

    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       (0.06)          $     (1.02)
                                                                             =============           ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

         Cash used for operations for the nine months ended September 30, 1994 aggregated $10 million, net of interest payments and debt issue costs of $143 million and a net change in film costs and liabilities of $14 million. Other significant sources of cash included proceeds of $108 million from the sale of an equity investment, borrowings under the 1993 Credit Agreement of $160 million, and approximately $250 million and $200 million of gross proceeds from the issuance of the 7.4% Senior Notes (the "Senior Notes") and the 8.4% Senior Debentures (the "Senior Debentures," and together with the Senior Notes, the "Securities"), respectively. Primary uses of cash during the period were payments of indebtedness of $576 million, payments of debt and certain other acquisition costs primarily in connection with the Merger of $146 million and additions to property and equipment of $81 million.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 4 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.4 billion of outstanding indebtedness at September 30, 1994, of which $810 million was outstanding under the Company's $1.5 billion unsecured revolving credit facility (the "1993 Credit Agreement"). On September 7, 1994, the banks participating in the 1993 Credit Agreement provided a new $500 million unsecured revolving credit facility (the "1994 Credit Agreement"). The terms and covenants provided in the 1994 Credit Agreement are identical to those provided in the 1993 Credit Agreement. The 1994 Credit Agreement was used in its entirety to partially finance the redemption of the Company's 12% Senior Subordinated Debentures discussed below.

         Approximately $810 million of the Company's indebtedness bears interest on a floating basis tied to short-term market indices. As of September 30, 1994, the Company had interest rate swap agreements with commercial banks with an aggregate notional principal amount of $530 million to mitigate possible rising interest rates. A contract with an aggregate notional principal amount of $250 million expired in March 1994, and the remaining contracts have expiration dates ranging from November 1994 to March 1995.
These agreements are designated as hedges against interest rate fluctuations, and the differential to be paid or received on such interest rate swaps is accrued as an adjustment to interest expense as interest rates change.

         On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, for sale up to $1.1 billion of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures or other evidences of indebtedness.

         On February 3, 1994, the Company sold $250 million of Senior Notes and $200 million of Senior Debentures under the Shelf Registration. The net proceeds to the Company were approximately $246 million and $197 million, respectively, after market and underwriting discounts. The Senior Notes and Senior Debentures bear interest at the rates of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including a change in control, certain restricted payments or certain consolidations or mergers and certain conveyances or transfers of assets, each as defined in the indenture relating to the Securities. The Company is not required to make mandatory or sinking fund payments with respect to the Securities prior to maturity.

     By notice dated September 16, 1994, the Company called for redemption on October 17, 1994, all of its outstanding 12% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). The Subordinated Debentures were redeemed in cash at a redemption price of 104.500% of the principal amount plus accrued interest. The Company used its unsecured revolving credit facilities to redeem the Subordinated Debentures, of which $537 million, net of unamortized discount of $3 million was outstanding on the redemption date. The redemption of the Subordinated Debentures resulted in an extraordinary charge of $25 million, net of $16 million of tax benefits, which includes the write-off of unamortized debt issue costs of $14 million, and was recorded in the results of operations for the period ended September 30, 1994.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $250 million for sports programming, primarily rights fees, approximately $850 million for original entertainment programming (excluding promotional and advertising costs) and approximately $130 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $105 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $590 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

         Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

OTHER

         On August 12, 1994, members of the Major League Baseball Players Association, which includes the Atlanta Braves players, began a strike over certain unresolved collective bargaining agreement issues. On September 14, 1994, as a result of the strike, the Office of the Commissioner announced that the 1994 Major League Baseball season had ended. The impact of the strike on the Company's operating profit and cash flows for 1994 is estimated to be $14 million. The strike is not expected to have a material impact on the Company's financial condition.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. THREE MONTHS ENDED SEPTEMBER 30, 1993

SELECTED QUARTERLY SEGMENT INFORMATION

                                                              UNAUDITED                     UNAUDITED
                                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                                          SEPTEMBER 30, 1994           SEPTEMBER 30, 1993
                                                          ------------------           ------------------

 Revenue
    Networks                                                 $      275,256              $     239,153
    Production & Distribution                                       288,071                     77,466
    Intrasegment revenue elimination                                (21,456)                    (8,876)
                                                                -----------                 ----------
   Entertainment                                                    541,871                    307,743
   News                                                             163,546                    139,044
   Other                                                             37,750                     61,932
   Intersegment revenue elimination                                  (4,278)                    (7,430)
                                                                -----------                 ----------
                                                             $      738,889              $     501,289
                                                                ===========                 ==========

 Operating profit (loss)
    Networks                                                 $       54,748              $      37,185
    Production & Distribution                                         1,070                     (6,348)
    Intrasegment elimination                                          2,097                      1,664
                                                                -----------                 ----------
   Entertainment                                                     57,915                     32,501
   News                                                              52,611                     43,846
   Other                                                            (21,417)                    (3,654)
   Equity in loss of
        unconsolidated entities                                      (1,572)                   (12,745)
                                                                -----------                 ----------
 Operating profit                                            $       87,537              $      59,948
                                                                ===========                 ==========



ENTERTAINMENT SEGMENT

       Entertainment Segment revenue increased $234 million to $542 million, of which $178 million was contributed by New Line, Castle Rock and the consolidated operations of Hanna-Barbera, which were not owned as of September 30, 1993. Home video and subscription revenues associated with other operations increased a total of $34 million. The remaining increase was primarily related to the 1994 Goodwill Games, which were completed in the third quarter.

       Operating profit for the Entertainment Segment increased $25 million, or 78%, to $58 million principally due to a $22 million net decrease in network sports and entertainment programming costs and overall favorable results from theatrical and home video releases. As losses for the 1994 Goodwill Games were recognized in prior periods, the Games had no impact on operating profit in the third quarter.

NEWS SEGMENT

         News Segment revenue increased $25 million, or 18%, to $164 million. The increase related to a $12 million, or 21%, increase in domestic advertising revenue due to higher viewership levels, and an $8 million, or 16%, increase in domestic subscription revenue due to increased sales to the home satellite dish market. The remaining increase in overall revenue was primarily generated by CNN

International, where third quarter revenue increased $5 million, or 23%, from $21 million to $26 million due primarily to increased worldwide viewership.

         As a result of the revenue increases, which outpaced cost increases, operating profit for the News Segment increased $9 million, or 20%, to $53 million.

OTHER SEGMENT

         Revenue decreased $24 million, or 39%, to $38 million primarily as a result of reduced revenue for the Atlanta Braves due to the Major League Baseball Players Association strike. Overall, the Braves operating results decreased by approximately $15 million in the third quarter compared with the prior year, primarily related to the strike. Primarily as a result of the strike and additional planned investment in the Company's information technology systems, operating losses for the Segment increased $18 million to $21 million.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED
INFORMATION

       The Company's share of operating losses decreased $11 million to $2 million due primarily to improved operating results for n-TV, a 24-hour German news network in which the Company holds a 22.5% interest.

         Consolidated depreciation and amortization increased approximately
$6 million primarily due to the inclusion of New Line and Castle Rock in 1994.

         Consolidated interest expense increased approximately $4 million primarily due to the increase in debt associated with the purchase of Castle Rock and Hanna-Barbera as well as assumed debt associated with the New Line acquisition.

         The redemption of the Subordinated Debentures resulted in an extraordinary after-tax charge of approximately $25 million representing the write-off of unamortized debt issue costs and premiums associated with early redemption. See Note 4 of Notes to Consolidated Condensed Financial Statements.

         As a result of the information discussed above, the Company reported a net loss of $5 million in the third quarter of 1994 ($0.02 net loss per common share and common share equivalent). This compares to net income of $1 million in the third quarter of 1993 ($0.00 net income per common share and common share equivalent).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. NINE MONTHS ENDED SEPTEMBER 30, 1993

SELECTED YEAR-TO-DATE SEGMENT INFORMATION

                                                               UNAUDITED                     UNAUDITED
                                                           NINE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1994           SEPTEMBER 30, 1993
                                                           ------------------           ------------------

  Revenue
     Networks                                               $        724,107              $        634,892
     Production & Distribution                                       721,454                       220,885
     Intrasegment revenue elimination                                (51,670)                      (33,093)
                                                               -------------                --------------
    Entertainment                                                  1,393,891                       822,684
    News                                                             477,502                       435,165
    Other                                                            130,860                       148,295
    Intersegment revenue elimination                                 (18,413)                      (19,570)
                                                               -------------                --------------
                                                            $      1,983,840              $      1,386,574
                                                              ==============                ==============

  Operating profit (loss)
     Networks                                               $         92,147              $        136,293
     Production & Distribution                                       (36,945)                       (7,154)
     Intrasegment elimination                                         10,851                        (4,524)
                                                               -------------                --------------
    Entertainment                                                     66,053                       124,615
    News                                                             156,564                       151,799
    Other                                                            (47,200)                      (22,607)
    Gain on sale of equity investment                                 21,746                             -
    Equity in loss of
         unconsolidated entities                                      (5,435)                      (16,442)
                                                               -------------                --------------
  Operating profit                                          $        191,728              $        237,365
                                                               =============                ==============


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $571 million to $1.394 billion, of which $442 million was contributed by New Line, Castle Rock, and the consolidated operations of Hanna-Barbera which were not owned as of September 30, 1993. Advertising revenue increased $34 million, or 8% to $440 million, due primarily to increased rates for TNT and TBS SuperStation, and an increase in sports revenue associated with the coverage of the NBA and NFL on TNT. In addition, home video revenues associated with other operations increased by $51 million due primarily to positive results from 1994 releases. The remaining $44 million increase was primarily related to increased subscription and licensing and merchandising revenues.

         Operating profit for the Entertainment Segment decreased $59 million, to $66 million, principally due to increased losses of $26 million related to the 1994 Goodwill Games and a $27 million net increase in other network sports and entertainment programming costs, primarily related to TNT's telecast of the Winter Olympics in February. Additionally, new networks (which consist of the Cartoon Network, Cartoon Latin America, TNT & Cartoon Europe, Turner Classic Movies, and TNT Asia) contributed $9 million in increased operating losses.

NEWS

         News Segment revenue increased $42 million, or 10%, to $478 million, as a result of increased domestic subscription revenue of $20 million from the home satellite dish market and increased domestic advertising revenue of $11 million as a result of higher viewership. The remaining increase was related primarily to

CNN International, where third quarter revenue contributed a $12 million increase in revenues for the service due primarily to increased viewership worldwide.

         Revenue increases were primarily offset by increases in operating expenses related to higher newsgathering costs and the expansion of CNN International. As a result, operating profit for the News Segment was relatively unchanged compared to the same period in 1993.

OTHER

         Revenue decreased $17 million, or 12%, to $131 million, primarily as a result of reduced revenue for the Atlanta Braves primarily due to the Major League Baseball Players Association strike. Primarily as a result of the strike and planned investments in the Company's information technology systems, operating losses for the Segment increased $25 million to $47 million.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED
INFORMATION

         The Company's share of operating losses decreased $11 million, to $5 million, due primarily to $7 million in improved operating results for n-TV, a 24-hour German news network in which the Company holds a 22.5% interest, as well as improved operating results for the Atlanta Hawks.

       In June 1994, the Company sold its 37.4% equity investment in RHI Entertainment, Inc. for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million on the transaction.

         Consolidated depreciation and amortization increased approximately
$16 million primarily due to the inclusion of New Line and Castle Rock in 1994.

         Consolidated interest expense increased approximately $20 million primarily due to the increase in debt associated with the purchase of Castle Rock and Hanna-Barbera as well as assumed debt associated with the New Line acquisition.

         The redemption of the Subordinated Debentures resulted in an extraordinary after-tax charge of $25 million representing the write-off of unamortized debt issue costs and premiums associated with early redemption. See Note 4 of Notes to Consolidated Condensed Financial Statements.

         As a result of the information discussed above, the Company reported a net loss of $5 million in the first nine months of 1994 ($0.02 net loss per common share and common share equivalent). This compares to a net loss of $254 million in the first nine months of 1993 ($0.96 net loss per common share and common share equivalent), which included a non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in the amount of $306 million ($1.16 per share).

 PART II - OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

        As last updated in the Company's Form 10-Q for the quarter ended June 30, 1994, on October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations. The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On May 3, 1993, the Company filed its Notice of Appeal of that decision to the United States Supreme Court. On June 27, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. The Company intends to pursue its claims.

United States of America v. Cable News Network, Inc. and Turner Broadcasting System, Inc.

         As last updated in the Company's Form 10-Q for the quarter ended June 30, 1994, in October and November of 1990, Cable News Network, Inc. ("CNN") was involved in investigating and reporting a story concerning the potential government audio taping of telephone calls made by General Manuel Noriega from his cell in the Miami Correctional Center, including the taping of conversations with his attorneys and defense team. CNN obtained copies of some of the alleged tapings and telecast segments thereof. Judge William M. Hoeveler, United States District Court for the Southern District of Florida, entered orders on November 8, 1990 and November 9, 1990 which temporarily prohibited the telecast of Noriega's privileged attorney-client conversations. Judge Hoeveler appointed a special prosecutor, Robert F. Dunlap, to investigate whether CNN violated his Orders in a telecast on November 9, 1990, and to prepare an application for an Order to Show Cause "why those entities and individuals responsible for" the telecast should not be held in contempt of the Court's Orders. On January 15, 1993 CNN was advised by Special Prosecutor Dunlap that it was a target of a grand jury investigation into these alleged contempts. CNN responded to grand jury subpoenas issued at that time. On March 30, 1994 CNN was charged with criminal contempt by Special Prosecutor Dunlap and pleaded innocent at an arraignment before Judge Hoeveler. A four-day trial was conducted from September 13 through September 16, 1994. On November 1, 1994, the Court issued an opinion finding CNN in criminal contempt of orders of the Court issued during November 1990. It was the conclusion of the trial judge that CNN had willfully violated lawful orders of the Court not to telecast audio tapes in the possession of CNN. CNN maintained it had a right under the First Amendment to telecast the audio tapes and that the telecasting of the specific audio tape was not in violation of any of the Court's orders. A sanctions hearing has been scheduled for December 9, 1994 at which time the Court can assess a monetary penalty against CNN. It is expected that any sanction will be in the discretion of the trial Court, and while it is not possible to estimate the ultimate amount of any sanction, based on all the information available, it is Management's belief that resolution of this issue will not be material to the financial condition or results of operations of the Company.

 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special shareholders' meeting held June 14, 1994, the holders of each class of the Company's outstanding stock, voting separately, approved an increase in the voting power of the Company's Class A Common Stock from one vote per share to two votes per share.

         The annual meeting of shareholders of the Company was held on July 26, 1994. At the annual meeting, the shareholders voted on the following matters:
(i) the election of fifteen directors; (ii) a proposal to ratify the selection of Price Waterhouse as the Company's independent accountants; (iii) a proposal to approve the Turner Incentive Plan; (iv) a proposal to approve the Company's Long-Term Incentive Plan; (v) a proposal to approve amendments to the Turner Broadcasting System, Inc. 1988 Stock Option Plan; (vi) a proposal to approve the Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan; and (vii) a shareholder proposal concerning the adoption of cumulative voting by shareholders in the election of the directors of the Company.

                A.       Proposal No. I - Election of Directors
                         Election of Eight Common Stock Directors.

                                     FOR                              VOTES WITHHELD
                                     ---                              --------------

 R.E. Turner                  146,038,006       votes             28,530          votes
                              -----------------                   ---------------
 Henry L. Aaron               146,031,520       votes             35,016          votes
                              -----------------                   ---------------
 W. Thomas Johnson            146,037,362       votes             29,174          votes
                              -----------------                   ---------------
 Rubye M. Lucas               146,030,281       votes             36,255          votes
                              -----------------                   ---------------
 Terence F. McGuirk           146,037,612       votes             28,924          votes
                              -----------------                   ---------------
 Brian L. Roberts             146,036,874       votes             29,662          votes
                              -----------------                   ---------------
 Scott M. Sassa               146,037,012       votes             29,524          votes
                              -----------------                   ---------------
 Robert Shaye                 146,037,612       votes             28,924          votes
                              -----------------                   ---------------


                        Election of Seven Class C Directors
                        -----------------------------------

                                     FOR                              VOTES WITHHELD
                                     ---                              --------------

 Peter R. Barton              14,876,371        votes                    0        votes
                              -----------------                   ---------------
 Joseph J. Collins            14,876,371        votes                    0        votes
                              -----------------                   ---------------
 Michael J. Fuchs             14,876,371        votes                    0        votes
                              -----------------                   ---------------
 Gerald M. Levin              14,876,371        votes                    0        votes
                              -----------------                   ---------------
 John C. Malone               14,876,371        votes                    0        votes
                              -----------------                   ---------------
 Timothy P. Neher             14,876,371        votes                    0        votes
                              -----------------                   ---------------
 Fred A. Vierra               14,876,371        votes                    0        votes
                              -----------------                   ---------------

               B. Proposal No. II - Ratification of selection of Price Waterhouse as the Company's independent accountants for the fiscal year ending December 31, 1994.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------
 FOR:               121,318,438              24,588,544           14,876,371            160,783,353
                    -----------              ----------           -----------          -------------


 AGAINST:                24,810                  12,307                0                      37,117
                    -----------              ----------           -----------          -------------

 ABSTAIN:                25,599                  96,838                0                     122,437
                    -----------              ----------           -----------          -------------


               C.       Proposal No. III - Approval of the Turner Incentive
                        Plan.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------

 FOR:               120,691,498              22,728,809            14,876,371            158,296,678
                    -----------              ----------           -----------          --------------

 AGAINST:               633,908               1,722,224                0                   2,356,132
                    -----------              ----------           -----------          --------------

 ABSTAIN:                43,441                 246,656                0                     290,097
                    -----------              ----------           -----------          --------------


               D.       Proposal No. IV - Approval of the Company's Long-Term
                        Incentive Plan.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------

 FOR:               119,258,372              22,745,782            14,876,371            156,880,525
                    -----------              ----------           -----------          --------------

 AGAINST:               626,376               1,704,328                0                   2,330,704
                    -----------              ----------           -----------          --------------

 ABSTAIN:                55,335                 247,580                0                     302,915
                    -----------              ----------           -----------          --------------


               E.       Proposal No. V - Approval of amendments to the
                        Turner Broadcasting System, Inc. 1988 Stock Option
                        Plan.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------

 FOR:               119,852,025              23,759,700            14,876,371            158,488,096
                    -----------              ----------           -----------          --------------

 AGAINST:             1,466,847                 690,760                0                   2,157,607
                    -----------              ----------           -----------          --------------

 ABSTAIN:                49,975                 247,227                0                     297,202
                    -----------              ----------           -----------          --------------

               F.       Proposal No. VI - Approval of the Turner
                        Broadcasting System, Inc. 1993 Stock Option and
                        Equity-Based Award Plan.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------
 FOR:               119,072,044              22,223,385            14,876,371            156,171,800
                    -----------              ----------           -----------          --------------

 AGAINST:             2,254,823               2,199,149                0                   4,453,972
                    -----------              ----------           -----------          --------------

 ABSTAIN:                41,980                 275,155                0                     317,135
                    -----------              ----------           -----------          --------------


               G. Proposal No. VII - Shareholder proposal concerning the adoption of cumulative voting by shareholders in the election of directors of the Company.

                      Class A                 Class B               Class C
                      Common                   Common              Preferred               Total
                       Votes                   Votes                 Votes                 Votes
                    -----------              ----------           -----------            ---------

 FOR:                 2,270,109               1,499,483                0                   3,769,592
                    -----------              ----------           -----------          --------------

 AGAINST:           116,532,948              21,427,071            14,876,371            152,836,390
                    -----------              ----------           -----------          --------------

 ABSTAIN:                99,295                 243,712                0                     343,007
                    -----------              ----------           -----------          --------------


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

         The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld the constitutionality of these provisions. An appeal of that decision is pending in the U.S. Court of Appeals for the District of Columbia. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. This appeal is scheduled to be argued on December 20, 1994. The Company cannot predict the ultimate outcome of the litigation.

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

         On March 11, 1993, the FCC adopted a Report and Order implementing these provisions. On November 4, 1994, the Commission released its Report and Order on Reconsideration. The provisions could affect the ability and willingness of cable systems to carry cable programming services. The Company has filed litigation challenging the provision as unconstitutional (see "Legal Proceedings - Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America"). The case was remanded to the United States Supreme Court for further proceedings. The Company cannot predict the ultimate outcome of the litigation.

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

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits

 10.45 Credit Agreement, dated as of September 7, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent.

 10.46 Amendment No. 3, dated as of June 30, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent, to the Credit Agreement dated as of July 1, 1993.

 11          Computation of Earnings per Common and Common Equivalent Share

 27          Financial Data Schedule (for the SEC use only)


 (b)   Reports on Form 8-K

         No reports have been filed on Form 8-K during the quarter for which this report is filed.

 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      TURNER BROADCASTING SYSTEM, INC.



                                      By: /s/ William S. Ghegan
                                         --------------------------------
                                          William S. Ghegan
                                          Vice President, Controller and
                                          Chief Accounting Officer





 Date:  November 10, 1994

                              INDEX TO EXHIBITS

Exhibit Number                           Description
- - - --------------                           -----------

 10.45 Credit Agreement, dated as of September 7, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent.

 10.46 Amendment No. 3, dated as of June 30, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent, to the Credit Agreement dated as of July 1, 1993.

 11                 Computation of Earnings per Common and Common Equivalent
                    Share

 27                 Financial Data Schedule (for the SEC use only)