Form 10-K405
TURNER BROADCASTING SYSTEM INC
filed 1995-03-27
CIK 100240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM                      TO
                                   --------------------    --------------------
    COMMISSION FILE NO. 0-9334

                        TURNER BROADCASTING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA
       (State or other jurisdiction of                            58-0950695
       incorporation or organization)                  (IRS Employer Identification No.)
               ONE CNN CENTER                                        30303
              ATLANTA, GEORGIA                                    (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 827-1700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                         ON WHICH REGISTERED
-----------------------------------------------    ---------------------------------
  Class A Common Stock, $0.0625 par value per
                      share                             American Stock Exchange
  Class B Common Stock, $0.0625 par value per
                      share                             American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1995: $201,400,000 Class A Common Stock, $780,900,000 Class B Common Stock, $138,400,000 Class C Convertible Preferred Stock.

     The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1994: Class A Common Stock, par value $0.0625 -- 68,330,388 shares and Class B Common Stock, par value
$0.0625 -- 137,424,549 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report to Shareholders") are incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this Report, as more particularly described herein.

     (2) Portions of the registrant's definitive Proxy Statement (the "1995 Proxy Statement") to be filed with the Commission on or about April 30, 1995 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Turner Broadcasting System, Inc. (the "Company") is a diversified information and entertainment company which was incorporated in the State of Georgia in 1965. Through its subsidiaries at December 31, 1994, the Company owned and operated four domestic entertainment networks, four international entertainment networks (together the "Entertainment Networks"), and three news networks. The Company produces and distributes entertainment and news programming worldwide, with operations in motion picture, animation and television production, home video, television syndication, licensing and merchandising, and publishing.

     In December 1993, the Company acquired Castle Rock Entertainment ("Castle Rock"), a motion picture and television production company, and in January 1994, the Company completed its acquisition of New Line Cinema Corporation ("New Line"), an independent producer and distributor of motion pictures.

     Also in December 1993, the Company acquired the remaining 50% interest in HB Holding Co. (the "Joint Venture"), which owns over 3,000 half-hours of animated programming.

BUSINESS SEGMENTS

     As a result of the Company's recent business combinations and expanded emphasis on entertainment production and distribution, the Company's operations have been classified into two primary industry segments: Entertainment and News. The Entertainment Segment consists of Entertainment Networks and Entertainment Production and Distribution; the revenue generated by this segment (after elimination of intrasegment revenues) represented 71% of the Company's consolidated revenue for the year ended December 31, 1994. The News Segment is comprised of domestic and international news networks and generated 24% of the Company's consolidated revenue for the year ended December 31, 1994.

     For additional financial information about the Company's industry segments for each of the three years ended December 31, 1994, see Note 13 of Notes to Consolidated Financial Statements on page 50 in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

                                 ENTERTAINMENT

     The Company's Entertainment Segment consists of Entertainment Networks and Entertainment Production and Distribution.

ENTERTAINMENT NETWORKS

     At December 31, 1994, Entertainment Networks included four domestic networks (WTBS (commonly known as "TBS SuperStation"), Turner Network Television ("TNT"), the Cartoon Network and Turner Classic Movies ("TCM")) and four international networks (TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia). For selected information concerning household coverage, viewership and ratings of the Entertainment Networks, refer to page 28 in the Company's 1994 Annual Report to Shareholders incorporated herein by reference.

  Domestic

     TBS SuperStation is a 24-hour per day independent UHF television station located in Atlanta, Georgia, which is transmitted over-the-air to the Atlanta market and is also retransmitted by common carrier via satellite to cable systems located in all 50 states, Puerto Rico and the Virgin Islands. TBS SuperStation relies principally on advertising revenue and receives no compensation for its signal from cable systems (other than indirectly from copyright fees paid and allocated through the Federal Copyright Office, formerly the Federal

Copyright Royalty Tribunal ("CRT"), for Company-owned programs) or from Southern Satellite Systems, Inc. ("Southern"), the common carrier which delivers its signal to the cable systems.

     Generally, the Company does not have contracts with the local cable systems controlling coverage of the TBS SuperStation signal; nor does the Company have a contract with Southern, which is a common carrier controlled by Tele-Communications, Inc. (see "I. Election of Directors," " -- Additional Information" and " -- Executive Compensation -- Certain Relationships and Related Transactions" in the Company's 1995 Proxy Statement), requiring retransmission of the TBS SuperStation signal. Local cable systems contract with Southern for use of the TBS SuperStation signal. This retransmission of the TBS SuperStation signal could be discontinued by the carrier subject to Southern's contracts with the local cable systems. In view of the substantial fees received by Southern from the local cable systems for the TBS SuperStation signal, the Company considers voluntary discontinuance of such retransmission by Southern unlikely.

     TNT is a 24-hour per day advertiser-supported cable television entertainment program service that was launched in October 1988. The Cartoon Network is a 24-hour per day advertiser-supported cable television animated program service that was launched in October 1992. Both networks are transmitted via satellite for distribution by cable television operators and other distributors. They derive revenue primarily from two sources: sale of advertising time on the networks and receipt of per-subscriber license fees paid by cable operators and other distributors.

     TCM is a 24-hour per day commercial-free cable television entertainment program service that was launched in April 1994. The network is transmitted via satellite for distribution by cable television operators and other distributors (primarily direct broadcast satellite), and derives its revenues primarily from receipt of per-subscriber license fees paid by those cable operators and other distributors.

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

     The rating measurements supplied by Nielsen to the Company are translated into advertising revenues on the basis of the average cost per thousand homes charged for advertising ("CPM"), which is negotiated by the advertiser and the Company. The CPM will vary depending upon the type and schedule of the program that will carry the advertisement, as some programs and time slots are viewed by advertisers as delivering a more valuable audience segment than others. Advertising revenue is a function of the audience sold and delivered, the CPM charged to advertisers and the number of advertising spots sold.

  International

     TNT Latin America, which was launched in January 1991, is a 24-hour per day trilingual entertainment program service distributed principally to subscribing cable systems in Latin America and the Caribbean. At December 31, 1994, TNT Latin America was distributed to subscribers in 36 countries and territories via satellite. Revenues from this service are derived almost entirely from subscription fees based on contracts with cable operators that specify minimum subscriber levels.

     Cartoon Network Latin America, which was launched in April 1993, is a 24-hour per day trilingual animated program service and is distributed principally to subscribing cable systems in Latin America and the Caribbean. At December 31, 1994, Cartoon Network Latin America was distributed to subscribers in 29 countries and territories via satellite, deriving most of its revenue from subscription fees based on contracts with cable operators.

     TNT & Cartoon Network Europe, which was launched in September 1993, is a 24-hour per day program service which originates in the United Kingdom and is distributed throughout Europe. At December 31, 1994, TNT & Cartoon Network Europe was distributed in 34 countries and territories via satellite. This dual programming service features 14 hours of animated programming during the day and 10 hours of film product at night. Approximately 40% of its schedule is dubbed audio or subtitled in six languages -- English, French, Spanish, Swedish, Norwegian and Finnish. This service derives most of its revenue from advertising sales and subscription fees.

     TNT & Cartoon Network Asia, which was launched in October 1994, is a 24-hour per day program service. The network originates in Hong Kong and is distributed throughout the Asia Pacific region. At December 31, 1994, TNT & Cartoon Network Asia was distributed in 8 countries and territories via satellite. This dual programming service features 14 hours of animated programming during the day and 10 hours of film product at night. A portion of its schedule is dubbed audio or subtitled in English, Mandarin and Thai, with more languages to be added in later years. The service will derive most of its revenues from advertising sales and subscription fees.

  Programming

     The Entertainment Networks telecast 24 hours per day, 7 days per week. The Company fulfills its programming needs through use of its copyright-owned program libraries, syndicated programming, original productions and program rights to sports events.

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

     The suppliers of substantially all programming telecast by TBS SuperStation, other than programming owned by the Company, own or have rights to the copyrights to such programming. The use and telecast of such programming by TBS SuperStation is subject to the Copyright Act of 1976, as amended (the "Copyright Act") and licensing agreements which, in most cases, grant to TBS SuperStation nationwide non-exclusive rights to such programming. A small number of the licensing agreements contain provisions which restrict the broadcast of the programming by TBS SuperStation to the Atlanta market and the Company typically pays a license fee significantly in excess of the market rate for programming aimed at the Atlanta market alone. In addition, the suppliers of such programs collect copyright royalties from the Federal Copyright Office funded by all cable operators that carry the TBS SuperStation signal. Although it is possible that program suppliers could initiate legal action against the Company alleging breach of licensing agreements which are limited to the Atlanta market, no such actions have been instituted to date and the Company believes the probability of litigation against the Company in this regard is remote. Furthermore, as a basis for the position that the nationwide transmission of TBS SuperStation programming by Southern does not infringe upon the rights of copyright owners or their licensees, the Company has relied upon the Copyright Act which exempts certain secondary transmissions by carriers from copyright liability. See "Business -- Regulation -- Copyright License System."

  Competition

     TBS SuperStation, TNT, the Cartoon Network and TCM compete with other television programming services for distribution to viewers, and compete for viewers with all other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, home video viewership, movie theaters and all other forms of audio/visual entertainment, and news and information services. In the Atlanta market, TBS SuperStation vies for viewers with affiliates of the four major networks, two other independent stations and two affiliates of the Public Broadcasting System, in addition to other programming available to local television viewers. The continued carriage of the TBS SuperStation signal, or the addition of that signal to cable system operators, could be adversely affected relative to other cable-delivered programming by the requirement that cable operators pay copyright royalty fees for each distant non-network signal carried by their systems. See "Business -- Regulation -- Copyright License System."

     Internationally, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia compete with all other television programming services for distribution to viewers, and compete for viewers with other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, home video viewership, movie theaters and all other forms of audio/visual entertainment, and news and information services.

ENTERTAINMENT PRODUCTION AND DISTRIBUTION

     The Entertainment Production and Distribution companies are involved in the creation of programming or the distribution of original and library product to the Entertainment Networks and third parties.

     The Production companies include three that are involved principally in motion picture and television production -- New Line, Castle Rock and Turner Pictures Worldwide, Inc. ("Turner Pictures Worldwide"). The Company anticipates that these three entities will release theatrically an aggregate of up to 40 films beginning in 1995. In 1994, these entities released an aggregate of 26 films. After theatrical release, the films will be distributed by the Company primarily in the pay-per-view, home video, television and other syndication and basic and premium cable network markets. The Company's fourth production entity, Hanna-Barbera, Inc. ("Hanna-Barbera"), is engaged primarily in the production of new animation product for the Company's Entertainment Networks and for theatrical release.

     The Company owns two major copyright libraries. The Turner Entertainment Co. library (the "TEC Library") contains approximately 3,400 MGM, ("MGM"), RKO Pictures, Inc. ("RKO") and pre-1950 Warner Bros. films, 3,000 short subjects and 1,850 cartoon episodes, and a number of television shows. The Hanna-Barbera library (the "HB Library") consists of over 3,000 half-hours of animation programming. Programming from both libraries has been used to launch Entertainment Networks, such as TNT, the Cartoon Network and TCM, and as cost-effective sources of on-going programming needs.

     The Company-owned programming is marketed and distributed in the theatrical, pay-per-view, home video, television and other syndication and basic and premium cable network markets principally through its own organization, except for certain pre-existing agreements related to the TEC Library and Castle Rock and New Line product.

     Pursuant to a 1986 agreement with its predecessor, Metro-Goldwyn-Mayer, Inc. ("MGM/UA") became the designated distributor in the home video market of the MGM and pre-1950 Warner Bros. films in the TEC Library, both domestically and internationally. The distribution agreement (the "Home Video Agreement") provides for a fifteen-year term commencing June 6, 1986, with distribution fees payable based primarily on the suggested retail price of the films sold. Under the agreement, TEC is responsible for all recording and releasing costs and has significant consultation rights with respect to marketing, distribution and exploitation of the films. In November 1990, MGM/UA entered into an agreement with Warner Home Video, Inc. with respect to certain of MGM/UA's obligations under the Home Video Agreement.

     Also, pursuant to a 1986 agreement with a term of 10 years with its predecessor, MGM/UA became the designated distributor in the theatrical and non-theatrical exhibition markets of the TEC Library; however, the Company has distribution rights to certain RKO product in certain international markets. In addition, the Company has licensed original TNT productions for theatrical distribution through several distributors in various countries outside the United States.

     After the termination or revision of pre-existing distribution agreements with Sony Pictures Entertainment, Inc. and certain of its affiliates, Castle Rock theatrical product will become available for international theatrical and home video distribution by the Company in certain territories in 1995 and in certain other territories in 1998, and will become available for domestic home video distribution in 1997 and domestic theatrical distribution in 1998. Additionally, after expiration of pre-existing distribution agreements with

Columbia Tristar Home Video, New Line product will become available for domestic home video distribution by the Company in 1995.

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

                                      NEWS

     At December 31, 1994, the Company's News Segment consisted of two domestic networks (Cable News Network ("CNN") and Headline News) and one international network (Cable News Network International ("CNN International")) (all such networks, the "News Networks"). For selected information concerning household coverage, viewership and ratings of the News Networks, refer to page 28 in the Company's 1994 Annual Report to Shareholders incorporated herein by reference.

DOMESTIC

     CNN is a 24-hour per day cable television news service which was launched in June 1980. CNN uses a format consisting of up-to-the minute national and international news, sports news, financial news, science news, medical news, weather, interviews, analysis and commentary. CNN obtains reports from 29 news bureaus (as of December 31, 1994), of which nine are in the United States (Atlanta, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, San Francisco and Washington, D.C.) and 20 are located outside the United States (Amman, Bangkok, Beijing, Berlin, Brussels, Cairo, Jerusalem, Johannesburg, London, Manila, Mexico City, Moscow, Nairobi, New Delhi, Paris, Rio de Janeiro, Rome, Santiago, Seoul and Tokyo). In addition to these permanent bureaus, CNN maintains satellite newsgathering trucks in the United States, portable satellite uplinks (flyaways) in the United States and abroad and a network of approximately 400 domestic and approximately 200 international broadcast television affiliates (at December 31, 1994) which permit CNN to report live from virtually anywhere in the world. The affiliate arrangements, from which CNN derives substantial news coverage, are generally represented by contracts having terms of one or more years. In addition, news is obtained through wire news services, television news services and from freelance reporters and camera crews. CNN is also a member, together with other news reporting companies, of various news pools including the White House pool which, under certain conditions, provides coverage of Presidential activities and White House events.

     Headline News is a 24-hour per day cable television news service launched in December 1981 which uses a concise, fast-paced format to provide constantly updated half-hour newscasts. Although Headline News has its own studio and transmission facilities, it utilizes CNN's newsgathering operations for the accumulation of its own news stories.

     Revenues for CNN and Headline News are derived from the sale of advertising time and subscription sales of the services to cable system operators, broadcasters, hotels and other clients as well as from distribution of the service in the over-the-air and commercial and residential satellite markets. See "Entertainment -- Entertainment Networks -- Domestic" for a discussion of the effects of the items affecting the sale of advertising time.

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

INTERNATIONAL

     CNN International is a 24-hour per day television news service consisting of programming produced by CNN and Headline News, as well as original programming, which is distributed to cable systems, broadcasters, hotels, direct to home satellite viewers and businesses around the world on a network of 12 satellites outside the United States as of December 31, 1994. At December 31, 1994, CNN International was available in over 200 countries and territories on five continents. Starting in January 1995, the CNN International satellite feed became available on a limited basis in the United States. CNN International is licensed and marketed by wholly-owned subsidiaries of the Company throughout the world.

     CNN International derives its revenues primarily from fees charged to cable operators based on the number of subscribers and the level of carriage, fees paid by other users (principally hotels and embassies) of the CNN International signal, the sale of advertising time, and fees charged to international over-the-air television stations for the use of the CNN International signal.

  Competition

     CNN and Headline News compete nationally and CNN International competes internationally with other cable and television program services for distribution to viewers, and compete for viewers with other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, with home video viewership, newspapers, news magazines, movie theaters and all other forms of audio/visual entertainment, news and information services. For other factors relating to competition, see "Business Segments -- Entertainment -- Competition."

                                OTHER BUSINESSES

     In addition to its Entertainment and News Segments, the Company owns or has an interest in a number of other businesses, among them ownership of professional sports teams.

THE ATLANTA BRAVES

     In January 1976, the Company acquired the Atlanta Braves (the "Braves"), a major league baseball club, through a wholly-owned subsidiary, Atlanta National League Baseball Club, Inc. ("ANLBC"). In addition to the Braves, ANLBC operates minor league farm clubs in Richmond, Virginia; Greenville, South Carolina; and Macon, Georgia. ANLBC also operates rookie league clubs in West Palm Beach, Florida and Danville, Virginia, and utilizes facilities under player development contracts in Durham, North Carolina and Idaho Falls, Idaho. The Braves lease office, locker room and storage space and play all home games in the Atlanta-Fulton County Stadium in Atlanta, Georgia. ANLBC is a member of the National League of Professional Baseball Clubs (the "National League"). ANLBC is subject to payment of ongoing assessments and dues to the National League and to compliance with the constitution and bylaws of the National League, as the same may be modified from time to time by the membership, as well as with rules promulgated by the Commissioner of Baseball. These rules include standards of conduct for players and front office personnel; methods of operation; procedures for drafting new players and for purchasing, selling and trading player contracts; rules for implementing disciplinary action relative to players, coaches and front office personnel; and certain financial requirements.

     The baseball players under contract with clubs belonging to the National League or to the American League of Professional Baseball Clubs (collectively, the "Major Leagues") are represented for collective bargaining purposes by the Major League Baseball Players' Association (the "Baseball Players' Associa-tion"). On March 19, 1990, the Major Leagues and the Baseball Players' Association agreed to a collective bargaining agreement to be in effect until December 31, 1993. Under the terms of that agreement, once a player was drafted and executed a contract with a club, the club retained exclusive rights to that player until he had completed six years of Major League service. At the conclusion of this period, if the club and the player could not reach agreement as to the terms of his contract, the player became a free agent and could negotiate and enter into a contract with another club. The club losing a free agent to another club was entitled to compensation for such loss only in the form of additional amateur draft rights. The agreement also allowed for all players with three years of Major League service and 17% of players with between two and three years of Major League service to enter into salary arbitration. The opportunity for "free agent" status and the players' rights to salary arbitration have resulted in increased payroll cost for the major league clubs, including the Braves.

     The collective bargaining agreement specified that either the Major Leagues or the Baseball Players' Association could reopen for negotiation certain provisions of the agreement, specifically minimum salary levels, salary arbitration and free agency issues, by providing written notice at least 30 days prior to January 10, 1993. In December 1992, the Major Leagues reopened the collective bargaining agreement. The entire 1993 season and the 1994 season games prior to August 13, 1994 were played without an agreement.

     Subsequent to the completion of the last game played, on August 12, 1994, members of the Baseball Players' Association, which includes Braves players, began a strike (the "Baseball Strike") over certain unresolved collective bargaining agreement issues. On September 14, 1994, as a result of the Baseball Strike, the Office of the Commissioner of Baseball announced that the 1994 Major League season had ended. The effect of the Baseball Strike on the Company's operating profit and cash flows for 1994 (the difference of which relates to 1994 ticket sales which will be applied to the 1995 season) was approximately $14 million and $7 million, respectively. The Baseball Strike did not have a material adverse impact on the Company's consolidated financial position in 1994. At this time the Baseball Strike is still unresolved, and the estimated timing of resolution is undeterminable. However, the Baseball Strike is not expected to have a material adverse impact on the consolidated financial position or operations of the Company in 1995.

     ANLBC receives a pro-rata distribution of revenues generated through contracts negotiated with television networks, certain other broadcast revenues and a portion of gate receipts from games away from home. During 1993, the Office of the Commissioner of Baseball entered into a new agreement with Entertainment and Sports Programming Network ("ESPN") covering the 1994 through 1999 seasons and entered into an agreement to form a joint venture with American Broadcasting Company ("ABC") and National Broadcasting Company ("NBC") to telecast certain major league games over six seasons beginning in 1994. If certain minimum revenues are not generated from such telecasts, the participants in the joint venture have the right to cancel the agreement for the remaining length of the contract, without penalty. The impact of the Baseball Strike on the joint venture or the agreement is not known at this time.

     In January 1985, an agreement was reached between ANLBC and the Office of the Commissioner of Baseball relative to the nationwide television exposure afforded the telecasts of the Braves games on TBS SuperStation. The agreement, extended through the 1993 season, required the Company to make rights fee payments into the Major League Central Fund for equal distribution to all major league baseball clubs including the Braves. In exchange for these fees, the Commissioner of Baseball, among other things, would not seek to prohibit the telecast of a specified number of Braves games on TBS SuperStation and the accompanying nationwide satellite distribution of the TBS SuperStation signal by common carrier. In 1994, no formal agreement existed; however, 88 games were telecast in that season. The Company is currently negotiating with the Office of the Commissioner of Baseball for a new long-term agreement that would resolve the amount of rights fees for 1994, as well as address future seasons. An estimate of the 1994 rights fees has been accrued in the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders incorporated herein by reference. TBS SuperStation expects to televise approximately 125 Braves games during 1995. Also, SportSouth Network, Ltd., an unconsolidated entity in which the Company holds a 44% interest, intends to telecast 30 games in 1995 pursuant to an agreement with ANLBC.

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

     A portion of the Hawks' revenues are derived from a pro-rata share of the network broadcast rights fees received by the NBA, pursuant to the four-year broadcast rights fee agreement covering the 1994-1995 through 1997-1998 seasons awarded to NBC in 1993.

     The NBA has a separate agreement with the Company to televise a package of games. On November 29, 1989, the Company and the NBA entered into an agreement for TNT to televise a certain number of regular season and playoff games in each of the 1990-1991 through 1993-1994 seasons, in return for rights fees aggregating $275 million. Pursuant to an agreement between the Company and the Hawks dated June 1, 1978, as supplemented, TBS SuperStation televised 30 regular season Hawks' games during the 1991-1992, 1992-1993 and 1993-1994 seasons. On September 22, 1993, the Company and the NBA entered into an agreement whereby both TNT and TBS SuperStation will telecast a certain number of regular season and playoff games in each of the 1994-1995 through 1997-1998 seasons in return for rights fees aggregating $352 million plus a share of the advertising revenues generated in excess of specified amounts. As a result of entering into this contract, TBS SuperStation discontinued its telecast of Hawks' games after completion of the 1993-1994 season (except to the extent that individual Hawks' games may be among the games telecast by TNT or TBS SuperStation). On November 4, 1994, the Hawks entered into an agreement for local telecast by non-affiliated stations of 30 games during the 1994-1995 season and 30 games during the 1995-1996 season.

     NBA players are represented for collective bargaining purposes by the National Basketball Players' Association (the "NBPA"). During June 1988, the NBA and the NBPA agreed in principle to a new six-year collective bargaining agreement, that, among other things, reduced the NBA draft to three rounds for the 1988-1989 season (two rounds in subsequent years), continued the salary cap which ties a team's payroll to the league's gross revenues, as defined, and altered free agency guidelines regarding the right of first refusal. A player may, under certain circumstances, become a total free agent upon termination of his contract. For the 1994-1995 season, the NBA and NBPA are operating under a one-year extension of the agreement.

SPORTSOUTH NETWORK

     In May 1990, Turner Sports Programming, Inc. ("TSPI"), a wholly-owned subsidiary of the Company, entered into an agreement with LMC Southeast Sports, Inc. ("LMC") (formerly TCI Southeast Sports, Inc.) and Scripps Howard Production, Inc. ("Scripps Howard") to form SportSouth Network, Ltd. ("SportSouth"). SportSouth was formed to launch SportSouth Network, a regional sports network serving the Southeast. In August 1990, SportSouth and Wometco Cable Corporation ("Wometco") entered into a separate agreement whereby Wometco agreed to carry SportSouth Network on certain of its cable systems in exchange for an interest in the profits of SportSouth ("Wometco's Interest"), subject to the occurrence of certain events. In December 1994, SportSouth repurchased Wometco's Interest and distributed such interest to TSPI and LMC. The Company's ratable portion of the non-cash distribution was $8 million. As of December 31, 1994, TSPI owned a 44% interest in SportSouth. SportSouth Network programming includes Braves baseball, Hawks basketball and various programs from Prime Networks, a national service offering sports programming to affiliated sports networks, cable operators and home satellite dish owners. SportSouth's revenues are principally derived from the sale of advertising time and the sale of its service to cable operators. At December 31, 1994, SportSouth Network served approximately 4.3 million U.S. television households.

n-tv

     The Company acquired a 27.5% interest in n-tv in March 1993. n-tv is a 24-hour per day German language news network currently reaching 17 million homes in Germany and parts of Austria and Switzerland, primarily via cable systems. Like TBS SuperStation in the United States, n-tv relies principally on advertising revenues and receives no compensation for its signal from those cable systems. The studio and offices of n-tv are located in Berlin. At December 31, 1994, the Company's ownership interest in n-tv was 30.3%. For additional information concerning the acquisition of the ownership interest in n-tv, see
Note 2 of Notes to Consolidated Financial Statements on page 37 in the Company's 1994 Annual Report to Shareholders incorporated herein by reference.

OTHER

     The Company's corporate and news operations are headquartered in CNN Center, a multi-use office, retail and hotel complex in Atlanta, Georgia. The CNN Airport Network, formerly called the Airport Channel, is a CNN produced service that provides newscasts to travelers at airports across the United States. Through World Championship Wrestling ("WCW"), the Company produces wrestling programming for TBS SuperStation, the domestic syndication markets, and pay-per-view television. It also stages live wrestling events.

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

     On June 12, 1992, the FCC released a Notice of Proposed Rulemaking under which it proposes to re-examine current regulations and ownership restrictions on television broadcasters. On January 17, 1995, the Commission released Further Notices of Proposed Rulemaking. Among other things, the FCC is proposing liberalizing the number of television stations a single entity may own or altering the rule that currently prohibits an entity from owning more than one station in a local market. Any regulatory change, if adopted, could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of this proceeding or the overall effect it may have.

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

     On March 30, 1994, the Commission released a Further Notice of Proposed Rulemaking in connection with its cost of service regulations. In that Notice, the Commission proposed to limit the price a cable operator may recover in transactions with its affiliates. The proposal, if adopted, could adversely affect the Company's transactions with certain cable operators, including Tele-Communications, Inc. and Time Warner, Inc. which are affiliates of the Company. On July 1, 1994, the Company filed comments opposing this proposal. The Commission decided not to implement the changes.

     The FCC on November 10, 1994 reversed its policy regarding rate regulation of packages of "a la carte" services. "A la carte" services that are offered in a package will now be subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to "a la carte" packages, the FCC, in those cases in which it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, will allow cable operators to treat existing packages as New Product Tiers ("NPTs") as discussed below.

     The FCC, in addition to revising its rules governing "a la carte" channels, also on November 10, 1994 revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a markup of 20 cents per channel over actual programming costs, but may not make adjustments to monthly rates for these new services totaling more than $1.20, plus an additional 30 cents solely for programming license fees, per subscriber over the first two years of the three-year period. Cable operators may charge an additional 20 cents in the third year only for channels added in that year. Cable operators electing to use the 20 cent per channel adjustment may not take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

     Additionally, the FCC will permit cable operators to offer NPTs at rates which they elect so long as, among other conditions, other service tiers that are subject to rate regulation are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from existing tiers and offer them on the NPT.

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

     On March 11, 1993, the Commission adopted a Report and Order implementing these provisions. The provisions could affect the ability and willingness of cable systems to carry cable programming services. The Company has filed litigation challenging the provision as unconstitutional (see "Legal Proceedings -- Turner Broadcasting System, Inc. v. Federal Communications Commission and the United States of America").

  Program Access

     On April 1, 1993, the Commission issued regulations implementing a provision of the 1992 Act that, among other things, makes it unlawful for a cable network, in which a cable operator has an attributable interest, to engage in certain "unfair methods of competition or unfair or deceptive acts or practices," the purpose and effect of which is to hinder significantly, or prevent, any multichannel video programming distributor from providing satellite cable programming or satellite broadcast programming to cable subscribers or consumers. The provisions contain an exemption for any contract that grants exclusive distribution rights to a person with respect to satellite cable programming that was entered into on or before June 1, 1990. While the Company cannot predict the regulations' full effect on its operations, they may affect the rates charged by the Company's cable programming services to its customers and could affect the terms and conditions of the contracts between the Company and its customers.

     The constitutionality of this provision has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld this provision. An appeal of that decision is pending in the United States Court of Appeals for the District of Columbia Circuit. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigations.

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

     The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court found the national limit on homes passed unconstitutional, but upheld the constitutionality of the channel capacity limits. An appeal of that decision is currently pending in the United States Court of Appeals for the District of Columbia Circuit. Appeals of the Commission's implementing regulations have also been taken to the United States Court of Appeals for the District of Columbia Circuit. The Company cannot predict the ultimate outcome of the litigations.

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

COPYRIGHT LICENSE SYSTEM

     The Copyright Act provides for the grant to cable systems of compulsory licenses for carriage of distant, non-network copyrighted programming (as typically originally transmitted by a broadcast television station). The Copyright Act also provides for payments of royalty fees by the cable systems for the benefit of copyright owners or licensors, which fees are payable for the privilege of retransmitting such programming to their subscribers. Under the Copyright Act, the amount of such royalty payments is generally based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number of distant non-network television signals carried by the system. Therefore, cable systems that carry TBS SuperStation must contribute to the Copyright Office for distribution. However, no royalties are paid by cable systems in connection with their carriage of TNT, the Cartoon Network, TCM, CNN or Headline News.

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

                                   EMPLOYEES

     At December 31, 1994, the Company and its wholly-owned subsidiaries had approximately 6,000 full-time employees.

     TEC and certain of its subsidiaries are signatories to collective bargaining agreements with two unions. These agreements cover approximately 45 employees of TEC and its affected subsidiaries. One agreement expires in 1997. The other is pending renegotiation after expiring in 1994. This new agreement is expected to expire in 1997 also. In addition, certain subsidiaries of the Company are signatories to one or more of the following collective bargaining agreements: the Writers Guild of America Basic Agreement, the Directors Guild of America Basic Agreement, the Screen Actors Guild Basic Agreement, the American Federation of Television and Radio Artists Network Television Code, the International Alliance of Theatrical Stage Employees Agreement, the American Federation of Musicians Basic Agreement, the Union of British Columbia Performers Agreement, the British Actors Equity Association Agreement and/or a member of the Alliance of the Motion Picture and Television Producers.

ITEM 2.  PROPERTIES

     The Company owns CNN Center, a hotel and office complex in Atlanta, Georgia, which houses the Company's corporate offices, certain operations of CNN, Headline News and CNN International and the operations of certain other subsidiaries. The Company subleases until December 27, 2043, a parking facility next to the complex with approximately 2,000 parking spaces.

     The Company also manages and operates the Omni Coliseum pursuant to an operating agreement which expires in October 2002. The agreement requires the Company to apply certain revenues generated by the operation of the Omni Coliseum toward payment of the revenue bonds issued to finance the acquisition, construction and equipping of the Omni Coliseum.

     In addition to CNN Center, the Company owns buildings of approximately 205,000 square feet on approximately 32 acres of land in Atlanta, Georgia. The primary building currently houses the studios and offices of TBS SuperStation, TNT, the Cartoon Network and TCM. In addition, adjacent to the primary building are twelve seven-meter, two ten-meter, two eleven-meter and one fifteen-meter earth stations used to transmit and monitor the signals of TBS SuperStation, TNT, the Cartoon Network, TCM, CNN and

Headline News to various satellites and to receive satellite feeds for use by CNN and Headline News, and five smaller operative antennas for receiving backhaul from various satellites.

     The Company also owns a building of approximately 85,000 square feet in Atlanta, Georgia. A portion of the building is used for general purposes and the remainder is available for lease to unaffiliated third parties. The Company also leases office or studio space in major cities around the United States and abroad which is used by the Company.

     The Company owns a building of approximately 90,000 square feet in Los Angeles. The building is used primarily for animation studios and office space associated with the operations of Hanna-Barbera.

     The Hawks currently play their home games and occupy locker room and storage space at the Omni Coliseum. The space is rented from a wholly-owned subsidiary of the Company which operates the Omni Coliseum for an amount equal to 10% of net gate receipts.

     ANLBC leases office, locker room and storage space (aggregating approximately 70,000 square feet), and the Braves play all home games in the Atlanta-Fulton County Stadium pursuant to a lease running through December 31, 1996. This lease gives ANLBC priority in the scheduling of baseball games, exclusive year-round concession rights in the stadium and the non-exclusive right to use the stadium for other events. Lease payments are specified percentages of gate receipts and concession sales with a minimum of $650,000 per year.

     The Braves also lease facilities for use by its farm clubs in Richmond, Virginia; Greenville, South Carolina; Macon, Georgia and its spring training facility in West Palm Beach, Florida.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

  Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

     On October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations (see
"Business -- Regulation -- Cable Regulation -- Must Carry and Retransmission Consent"). The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. The Company cannot predict the outcome of the litigation at this time. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On June 17, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceeding. The Company is pursuing its claims.

  United States of America v. Cable News Network, Inc. and Turner Broadcasting System, Inc.

     In October and November of 1990, Cable News Network, Inc. ("CNN") was involved in investigating and reporting a story concerning the potential government audio taping of telephone calls made by General Manuel Noriega from his cell in the Miami Correctional Center, including the taping of conversations with his attorneys and defense team. CNN obtained copies of some of the alleged tapings and telecast segments thereof. Judge William M. Hoeveler, United States District Court for the Southern District of Florida, entered orders on November 8, 1990 and November 9, 1990 which temporarily prohibited the telecast of Noriega's privileged attorney-client conversations. Judge Hoeveler appointed a special prosecutor, Robert F. Dunlap, to investigate whether CNN violated his Orders in a telecast on November 9, 1990, and to prepare an application of an Order to Show Cause "why those entities and individuals responsible for" the telecast should not be held in contempt of the Court's Orders. On January 15, 1993, CNN was advised by Special Prosecutor Dunlap that it was a target of a grand jury investigation into these alleged contempts. CNN responded to grand jury subpoenas issued at that time. On March 30, 1994, CNN was charged with criminal contempt by Special Prosecutor Dunlap and pleaded innocent at an arraignment before Judge Hoeveler. A four-day trial was conducted from September 13 through September 16, 1994. On November 1, 1994, the Court issued an opinion finding CNN in criminal contempt of orders of the Court issued during November 1990. It was the conclusion of the trial judge that CNN had willfully violated lawful orders of the Court not to telecast audio tapes in the possession of CNN. CNN maintained it had a right under the First Amendment to telecast the audio tapes and that the telecasting of the specific audio tape was not in violation of any of the Court's orders. On December 19, 1994, CNN agreed to resolve the matter by telecasting a statement that it erred in defying the Court's orders issued on November 8 and 9, 1990 and paying a $100 fine and court costs of $85,000.

MUSIC LICENSES

     In the television industry, programming is usually obtained from suppliers lacking the necessary license to perform publicly the music associated with the programming. Those performance rights are traditionally secured by obtaining blanket licenses to the entire repertories. Such blanket licenses are held by music performance societies, principally the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI" and together the "Societies").

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

     In September 1988, the Company made formal applications for licenses from ASCAP and BMI for all of its programming services. The Company currently has an agreement with BMI. Under antitrust consent decrees, if any entity seeking a license from ASCAP or BMI cannot reach agreement with the Societies as to the fee associated with that license, it is entitled to ask the United States District Court for the Southern District of New York to establish such a fee. On January 13, 1989, the Company filed an application regarding ASCAP asking that a fee be set for the period commencing October 3, 1988. The Court has set interim fees as a result of the Company's application.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company, their ages and their positions as of February 28, 1995:

             NAME                 AGE                           POSITION
------------------------------    ---     ----------------------------------------------------
R. E. Turner..................    56      Chairman of the Board of Directors and President
Christian L. Becken...........    41      Vice President and Treasurer
William S. Ghegan.............    46      Vice President, Controller and Chief Accounting
                                          Officer
William H. Grumbles*..........    45      Vice President -- Worldwide Distribution
Elahe Hessamfar...............    41      Vice President and Chief Information Officer
Steven J. Heyer...............    42      Vice President -- Advertising Sales and Marketing
W. Thomas Johnson.............    53      Director and Vice President -- News
Steven W. Korn................    41      Vice President, General Counsel and Secretary
Terence F. McGuirk............    43      Director and Executive Vice President
Wayne H. Pace.................    48      Vice President -- Finance and Chief Financial
                                          Officer
Scott M. Sassa................    36      Director and Vice President -- Turner Entertainment
                                          Group
William M. Shaw...............    50      Vice President -- Administration
Julia W. Sprunt*..............    41      Vice President -- Marketing and Communications

---------------

* William H. Grumbles and Julia W. Sprunt are married to each other.

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

     William H. Grumbles, who joined the Company in 1989 as Executive Vice President of Turner Network Sales, Inc. ("TNS"), previously known as Turner Cable Network Sales, Inc. ("TCNS"), was promoted to President of Turner International, Inc. in 1991 and Vice President -- International Sales of the Company in 1992. In 1993, his title became Vice President -- Worldwide Distribution. Previously, he served as Vice President -- Affiliate Relations for Home Box Office.

     Elahe Hessamfar joined the Company in 1993 as Vice President and Chief Information Officer. Previously Ms. Hessamfar was Vice President, Information Systems for PacBell Directory from 1987 until joining the Company.

     Steven J. Heyer joined the Company in May 1994 as Vice
President -- Advertising Sales and Marketing. He also serves as President of Turner Broadcasting Sales, Inc. Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Inc., a worldwide advertising agency from September 1992 until joining the Company. From 1977 until September 1992 he was employed with the management consulting firm of Booz, Allen & Hamilton, Inc., where he served as Senior Vice President and Managing Partner of the New York office of the firm.

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

     Scott M. Sassa rejoined the Company in 1988 as Executive Vice President of TNT, Inc. He became Vice President -- Entertainment Networks in 1990 and was elected a director in 1992. In 1994, his title became Vice President -- Turner Entertainment Group. Mr. Sassa also serves as President -- Turner Entertainment Group, Inc. Before rejoining the Company, Mr. Sassa served as Vice President of New Business Development of Ohlmeyer Communications Company in 1987 and prior to that as Vice President of Network Management at Fox Broadcasting Company.

     William M. Shaw joined the Company in 1981 as Director of Personnel and was promoted to Vice President -- Personnel in 1982. He was promoted to Vice President -- Administration in 1991. Previously, he served as Director of Personnel at Siemens-Allis Corp.

     Julia W. Sprunt, who joined the Company in 1981 as a Marketing Manager of TCNS, became Director -- Southeast Region of TCNS in 1985. She was promoted to Vice President -- Western Region of TCNS in 1986 and became Senior Vice President of TNS in 1987. Ms. Sprunt was promoted to Vice President -- Marketing of TBS SuperStation in 1989 before becoming Vice President -- Corporate Marketing and Communications in 1990.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information regarding the principal markets on which the Company's two classes of common stock are traded, the high and low sales price for the stock on the American Stock Exchange for each quarterly period during the past two years, the Company's dividend policy and the approximate number of holders of each class of the common stock at December 31, 1994, is included under the caption entitled "Investor Information" on page 55 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected financial data for the Company for the five years ended December 31, 1994 is included under the caption entitled "Selected Financial Data" on page 30 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported consolidated revenue of approximately $2.8 billion for the year ended December 31, 1994, a 46% increase over the same period last year. Operating profit, defined as income before interest expense, interest income, income taxes, extraordinary items, and the cumulative effect of a change in accounting principle, decreased 5% from 1993 to $288 million. The Company realized net income of $21 million, which included an extraordinary charge of $25 million, net of tax benefits, for the early redemption of the Company's 12% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). Income before this charge and the provision for income taxes was $79 million, or a 34% decrease from 1993, which was before a $306 million non-recurring charge for the cumulative effect of a change in accounting for income taxes.

     The consolidated financial statements and all related information included in the 1994 Annual Report to Shareholders incorporated herein by reference should be read in conjunction with the following review. See the financial statements set forth on pages 31 through 52 of the 1994 Annual Report to Shareholders, incorporated herein by reference. For a discussion of regulatory and legislative matters affecting the Company, refer to Part I -- Item 1, "Business -- Regulation."

OVERVIEW

     The Company's present operations and future prospects are influenced by many factors, primarily the growth of the cable television and motion picture production and distribution industries and the economic climate both in the United States and abroad, as well as the availability of programming for its entertainment and news networks. Additionally, government regulation and information technology changes relating to the entertainment and media industries also influence domestic and international prospects.

U.S. CABLE TELEVISION INDUSTRY

     The growth of the Company's Entertainment and News Segments is influenced by the growth of the U.S. cable industry since that medium represents the principal distribution system for TBS SuperStation, TNT, the Cartoon Network, CNN and Headline News. At the end of 1994, homes subscribing to cable television service in the United States reached approximately 63 million, which represented 66% of all U.S. television households and a 1% increase over 1993. Homes served by cable television are expected to grow through 1997 (the last year for which estimates are available) and are expected to represent approximately 69% of all U.S. television households by the end of that year. The growth of the Company's Entertainment and News Segments is also influenced by the channel capacity of individual cable system operators.

MOTION PICTURE AND TELEVISION PRODUCTION AND DISTRIBUTION INDUSTRY

     The success of the Company's theatrical motion picture and television programming is primarily dependent on viewer preference, which is unpredictable and subject to change. In addition, filmed entertainment operating results fluctuate based on the time of year, release dates and viewership levels. Release dates are contingent upon several factors, including holiday periods and competition in the market.

ECONOMIC CLIMATE

     The state of the U.S. economy influences the results of the Entertainment Networks and the News Segment as those operations derive a significant portion of their revenues from advertising, which is sold largely within three to nine months of airing and which, under certain conditions, can be cancelled by the buyers. Overall, domestic advertising revenues, excluding those generated in connection with the Goodwill Games, totaled $896 million in 1994, $828 million in 1993 and $750 million in 1992, representing 32%, 43% and 42%, respectively, of total revenues in those years.

     The impact of changes in the economy is mitigated by the fact that the Company derives a portion of its revenues from subscription fees, which are relatively resistant to short-term domestic economic factors. Domestic subscription fees from cable system operators, which totaled $556 million in 1994, $502 million in 1993 and $429 million in 1992, representing 20%, 26% and 24% of total revenues in those respective years, are generally received under contracts with three to five year terms.

PROGRAMMING

     The Company continues to make significant investments in original, sports and licensed entertainment programming and in newsgathering capabilities to increase the viewership of its Entertainment and News Networks. The Entertainment Networks use high-profile original movies, specials and sporting events to define identity and provide a base of highly promotable programming from which to attract viewers to their entire slate of offerings. The Company has acquired programming rights to two of the most promotable sporting franchises available. Under contracts entered into with the National Football League ("NFL"), TNT telecast three pre-season and nine regular season NFL games in 1994 and 1993. The 1994 contract includes provisions to telecast a similar number of pre-season and regular season games each year through 1997. Since 1989, TNT has also telecast NBA regular season and playoff games. The Company has entered into a new contract with the NBA covering the 1994-1995 through 1997-1998 seasons. Under the new contract, TNT and TBS SuperStation will telecast NBA regular season and playoff games. In addition, affiliations with sporting events such as the 1992 and 1994 Winter Olympics, telecast on TNT, and the Company's own Goodwill Games, telecast on TBS SuperStation, provide exposure on an international level.

     In 1990, the Company negotiated a long-term television license agreement with MGM-Pathe Communications Co. (now Metro-Goldwyn-Mayer Inc. ("MGM")) for approximately 1,000 feature films, over 300 cartoon shorts and selected television series.

     In December 1991, the Company acquired a 50% interest in HB Holding Co., a newly-formed joint venture. The Joint Venture, through a merger, acquired Hanna-Barbera, Inc. and the HB Library, which provided the Company access to a library of over 3,000 half-hours of animated programming. On December 29, 1993, the Company acquired the remaining 50% interest in the Joint Venture. Coupled with the 1,850 cartoon episodes in the TEC Film Library, the Company now has access to a vast source of animated programming.

     On December 22, 1993, the Company acquired all of the equity interests in Castle Rock, a motion picture and television production company. In addition, on January 28, 1994, the Company completed the acquisition of New Line, an independent producer and distributor of motion pictures. See Note 2 of Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders incorporated herein by reference.

     The Company anticipates that New Line, Castle Rock and Turner Pictures Worldwide will release theatrically an aggregate of up to 40 films beginning in 1995. In 1994, these entities released an aggregate of

26 films. After theatrical release, the films will be distributed by the Company primarily in the pay-per-view, home video, television and other syndication and basic and premium cable network markets.

     When combined with existing arrangements for programming and the extensive library of feature films, cartoons and televisions series, these new acquisitions continue to build core programming for the Entertainment Networks and allow for control of programming from production through various stages of distribution. The Company will continue to use this programming for new networks. Programming costs in the News Segment primarily relate to personnel, travel costs and satellite and communications access. CNN presently operates nine news bureaus in the United States and 20 bureaus in countries outside the United States. In the near future, the Company anticipates expanding staff and facilities internationally, increasing staff working on breaking news stories, and modifying its daily programming mix as necessary, all with the objective of increasing viewership.

INTERNATIONAL

     While most of the Company's revenues are derived from domestic distribution of its products and services, the Company views the international market as an important source for future revenue growth.

     Historically, the Company has derived the majority of its international revenues from syndication and licensing to television stations, the sale of home videos of feature films from the TEC Film Library and, to a lesser degree, from theatrical release of original productions made for TNT. These operations continue to contribute an important revenue stream to the Company, while revenues from the Company's newly acquired theatrical production and distribution entities, New Line and Castle Rock, have also contributed to 1994 revenues. In 1994, international revenues, consisting of broadcast fees (including advertising), subscription, syndication, home video, theatrical and licensing and merchandising, were $393 million. This is an increase of 64% over 1993.

     The Company believes there is great potential for growth internationally in the area of satellite delivered programming. Currently, CNN International is the Company's predominant programming vehicle outside the United States. CNN International is distributed via satellite primarily to cable systems, broadcasters, hotels and private satellite dish owners. Subscription levels in Europe grew from 15 million households at the end of 1991 to 57 million households by the end of 1994. CNN International's programming is generally either CNN product as viewed in the United States or in a reformatted version which conforms to retransmission restrictions imposed by certain agreements under which CNN collects international news stories from certain overseas suppliers. It also includes segments specifically produced for the international markets. Revenues, which are derived from subscriber fees, broadcast fees, and advertising sales, are principally generated from Europe. Total revenues from CNN International increased from $93 million in 1993 to $112 million in 1994. It is anticipated that these revenues will continue to increase as the Company capitalizes on the growing international reputation of CNN and the increased international opportunities to market the service, both in terms of increases in international advertising and in terms of overall growth in international television media and markets.

     In January 1991, the Company launched TNT Latin America, a 24-hour per day trilingual entertainment satellite-delivered program service serving Latin America and the Caribbean. Relying largely on existing programming from the TEC Library, this service allows the user to customize the service using Spanish, Portuguese and English audio tracks and subtitles. Contracts for carriage of this service are offered by the Company's sales and marketing organizations to operators of cable systems and similar technologies. Revenues from this service, which in many areas is being marketed together with CNN's news programming, are almost entirely from subscription fees based on contracts with cable operators which specify minimum subscription levels.

     In March 1993, the Company acquired a 27.5% limited partnership interest in n-tv, a 24-hour German language news channel. The partnership provides for cooperation in newsgathering, exchange of news footage and cooperative access to facilities. At December 31, 1994, the Company's ownership interest in n-tv was 30.3%. For additional information concerning the acquisition of the ownership interest in n-tv, see Note 2 of

Notes to Consolidated Financial Statements on page 37 in the Company's 1994 Annual Report to Shareholders incorporated herein by reference.

     In April 1993, the Company launched Cartoon Network Latin America, a 24-hour per day satellite-delivered program service in Latin America utilizing animated programming from both the HB Library and TEC Library. In September 1993, the Company launched TNT & Cartoon Network Europe originating in the United Kingdom, and distributed throughout Europe via satellite. In October 1994, the Company launched TNT & Cartoon Network Asia, a 24-hour per day program service utilizing animated programming and film product, a portion of which is dubbed audio or subtitled in English, Mandarin or Thai, with more languages to be added in later years, originating in Hong Kong and distributed throughout Asia via satellite. All of these new networks have revenue streams from advertising and subscription fees.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

     As part of its ongoing strategic plan to produce programming for ultimate use on its Entertainment Networks, the Company has invested, and will continue to invest, significant amounts of capital for network and television programming development and filmed entertainment and programming acquisition. Historically, the Company has relied primarily on debt to finance these initiatives and as a result has maintained a high degree of financial leverage. This approach continued in 1994 enabling the Company to implement its growth plans. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements included in the 1994 Annual Report to Shareholders incorporated herein by reference. Additionally, see "Liquidity and Capital Resources -- Credit Facilities and Financing Activities."

     The Company expects that internally generated funds supplemented by existing credit facilities and debt that may be issued pursuant to its shelf registration filed in May 1993, as well as access to debt and equity markets, will be sufficient to meet operating needs and scheduled debt maturities through the end of 1995 and beyond.

     Cash used for operations for the year ended December 31, 1994, aggregated $82 million, including cash interest payments, net of cash interest received, of $198 million. Significant sources of cash included borrowings of $500 million under the 1994 Credit Agreement described below and of $350 million under the 1993 Credit Agreement described below, approximately $449 million of gross proceeds from the issuance of the 7.4% Senior Notes (the "Senior Notes") and the 8.4% Senior Debentures (the "Senior Debentures" and together with the Senior Notes, the "Securities") and $108 million from the sale of assets. Cash was primarily utilized for the retirement of the Subordinated Debentures ($540 million, net of payments of accreted amounts) and the repayment of amounts outstanding under the 1993 and 1994 Credit Agreements ($585 million). Cash of $949 million was also utilized by the Company for original entertainment and sports programming (including $433 million for theatrical productions, excluding promotional and advertising costs). In addition, the Company used $140 million (net of cash received) in completing a merger of a subsidiary with New Line Cinema and invested an additional $17 million in the German limited partnership, n-tv.

     See the Consolidated Statements of Cash Flows for details regarding sources and uses of cash, Note 2 of Notes to Consolidated Financial Statements for a detailed discussion of the acquisitions, and Note 5 of Notes to Consolidated Financial Statements for a detailed discussion of definitions, terms and restrictive covenants associated with the Company's indebtedness, all of which are included in the 1994 Annual Report to Shareholders incorporated herein by reference.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.5 billion of outstanding indebtedness at December 31, 1994, of which $1.5 billion was outstanding under unsecured revolving credit facilities with banks.

     On July 1, 1993, the Company entered into a credit agreement (the "1993 Credit Agreement") with a group of banks pursuant to which such banks extended a $750 million unsecured revolving credit facility. On December 15, 1993, the 1993 Credit Agreement was amended, among other things, to increase the amount available for borrowing to $1.5 billion. Amounts available for borrowing or reborrowing under this revolving facility will automatically decrease by $75 million as of the last business day of the calendar quarters ending March 31, 1998, June 30, 1998, September 30, 1998, and December 31, 1998, and by $150
million as of the last business day of each quarter thereafter until December 31, 2000, at which time the revolving credit facility will terminate. Under the 1993 Credit Agreement, amounts repaid under the revolving credit facility may be reborrowed subject to borrowing availability. The amount of borrowing availability is subject to other provisions of the 1993 Credit Agreement, including requirements that (a) minimum ratios be maintained, as from time to time are in effect, of funded debt to cash flow, cash flow to interest expense and cash flow to fixed charges; and (b) there does not exist, and that such borrowing would not create, a default or event of default, as defined. On September 7, 1994, the banks participating in the 1993 Credit Agreement provided a new $500 million unsecured revolving credit facility (the "1994 Credit Agreement"). The terms and covenants that govern the new facility are identical to those provided in the 1993 Credit Agreement. The 1994 Credit Agreement was used in its entirety to partially finance the redemption of the Company's Subordinated Debentures.

     Amounts outstanding under the 1993 and 1994 Credit Agreements bear interest at varying rates on the basis of different rate indices and the Company's operating performance. Interest is payable at intervals specified in the Credit Agreements. The interest rates of the credit agreements ranged from 4.13% to 9.00% during the year ended December 31, 1994. The Company pays fees of 3/8 of 1% per annum on the average unborrowed portion of the total amount available for borrowing.

     Approximately $1.5 billion of the Company's indebtedness bore interest on a floating basis tied to short-term market indices. The Company has interest rate swap agreements having a total notional principal amount of $480 million with commercial banks to mitigate possible rising interest rates, all of which will expire in the first quarter of 1995, after which time the Company will have no interest rate swap agreements outstanding. Upon expiration of the swap agreements, the Company will continue to assess the risks associated with possible changes in interest rates and the need, if any, to mitigate such risks. The weighted average receipt and payment rates associated with the swap agreements were 6.46% and 9.02%, respectively, at December 31, 1994. The incremental interest expense related to the swap agreements was $22 million in 1994. The Company designates these interest rate swaps as hedges of interest rates and the differential paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change. The Company has exposure to credit risk, but does not anticipate nonperformance by the counterparties to these agreements.

     The 1993 and 1994 Credit Agreements contain restrictive covenants (regarding, among other things, additional indebtedness, liens, guarantees, dispositions, investments and dividend payments), and require the maintenance of certain ratios, including funded debt to operating cash flow, operating cash flow to fixed charges and operating cash flow to interest expense, as defined. Furthermore, the terms of the 1993 and 1994 Credit Agreements provide for acceleration of the indebtedness thereunder in the event of a change of control. The 8 3/8% Senior Notes, the Senior Notes, the Senior Debentures and the zero coupon subordinated convertible notes due 2007 provide each holder of such securities with the right, at the holder's option, to require the Company to purchase all or any portion of the holder's securities in the event of a change of control, provided that with respect to the 8 3/8% Senior Notes, the Senior Notes and the Senior Debentures, in addition to a change of control, such securities must also be downgraded to below BB+ by Standard and Poor's Corporation or Ba2 by Moody's Investors Service within 120 days of the change of control for the holder to have the repurchase option. A change of control is deemed to occur when neither R.E. Turner and his estate, heirs and legatees, those parties who beneficially owned the Company's Class C Preferred Stock at the date of the issuance of such securities nor any combination thereof have the power to vote at least a majority of the voting power of the Company's voting securities.

     On May 6, 1993, the Company filed a registration statement (the "Shelf Registration") with the Securities and Exchange Commission to allow the Company to offer for sale, from time to time, up to $1.1 billion of unsecured senior debt securities or unsecured senior subordinated debt securities (together, the "Debt Securities") consisting of notes, debentures or other evidence of indebtedness. The Debt Securities may be offered as a single series or as two or more separate series in amounts, at prices and on terms to be determined at the time of the offering. The Debt Securities may be sold to or through one or more agents designated from time to time. At December 31, 1994, $750 million of Debt Securities had been issued pursuant to the Shelf Registration.

     On February 3, 1994, the Company sold $250 million of the Senior Notes and $200 million of the Senior Debentures under the Shelf Registration. The net proceeds to the Company were approximately $246 million and $197 million, respectively, after market and underwriting discounts. The Senior Notes and the Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at the redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including, without limitation, a change of control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.

     The Company used substantially all of the net proceeds from the issuance of the Securities to repay amounts outstanding under the 1993 Credit Agreement incurred in connection with the acquisitions of Castle Rock and the remaining 50% interest in the Joint Venture.

     By notice dated September 16, 1994, the Company called for redemption on October 17, 1994, all of its outstanding Subordinated Debentures. The Subordinated Debentures were redeemed in cash at a redemption price of 104.500% of the principal amount plus accrued interest. The Company used its unsecured revolving credit facilities to redeem the Subordinated Debentures, of which $537 million, net of unamortized discount of $3 million, was outstanding on the redemption date. The redemption of the Subordinated Debentures resulted in an extraordinary charge of $25 million, net of $16 million of tax benefits, representing the redemption premium and the write-off of original issue discount.

     Scheduled principal payments for all outstanding debt for 1995 total approximately $1.3 million, the majority of which relates to capital leases and other debt.

     The Company is currently in negotiations with a financial institution whereby the Company will be able to sell on an ongoing basis and without recourse up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. Proceeds from the sale will be used to repay amounts outstanding under the Company's bank credit facilities. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities.

CAPITAL RESOURCES AND COMMITMENTS

     During 1995, the Company anticipates making cash expenditures of approximately $270 million for sports programming, primarily rights fees, approximately $830 million for original entertainment programming (excluding promotional and advertising costs) and approximately $120 million for licensed programming. Also, during 1995, the Company expects to make total expenditures of approximately $107 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $530 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage.

Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

     Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

RESULTS OF OPERATIONS -- 1994 VS. 1993

ENTERTAINMENT SEGMENT

     Entertainment Segment revenue increased $839 million to $2.001 billion, of which $621 million was contributed by the newly-acquired New Line, Castle Rock and the consolidated operations of Hanna-Barbera. Together, New Line and Castle Rock released 26 theatrical productions in 1994, two of which ultimately earned over $100 million in gross box office receipts in 1994 and the first quarter of 1995. In addition, the Company now benefits from full ownership of the more than 3,000 half-hours of animation product in the Hanna-Barbera film library. Home video revenues outside of the newly-acquired entities increased a total of $63 million, or 61%, primarily from strong domestic distribution in the sell-through (consumer purchased) and rental markets. Advertising revenue increased $53 million, or 10%, to $608 million, due primarily to increased rates for TNT and TBS SuperStation, and an increase in sports revenue associated with the coverage of the NBA on TBS and the NBA and NFL on TNT. Subscription revenues increased $37 million, or 12%, to $355 million, primarily through an increase in rates and a higher number of subscribers. The remaining increase was related to revenues contributed from the 1994 Goodwill Games of $32 million as well as increased domestic licensing and merchandising revenues of $32 million, primarily related to recent theatrical releases.

     Operating profit (defined as income before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of a change in accounting for income taxes) for the Entertainment Segment decreased $24 million to $119 million. The decrease included a $26 million increase in operating losses related to the 1994 Goodwill Games, $32 million in expense from TNT's telecast of the 1994 Winter Olympics and $9 million from increased operating losses at the Company's new networks (which consist of the Cartoon Network, Cartoon Latin America, TNT & Cartoon Network Europe, Turner Classic Movies and TNT & Cartoon Network Asia). The operating results at these new networks have been impacted by the effects of domestic channel capacity and international advertising markets. At this time, the Company can not predict the impact these external market factors will have on future operations. These amounts were substantially offset by a $29 million decrease in other sports programming expense, primarily NFL, and $12 million of decreased operating losses at the production and distribution companies, including New Line, Castle Rock and the consolidated operations of Hanna-Barbera, primarily due to increased home video sales.

NEWS SEGMENT

     News Segment revenue increased $68 million, or 11%, to $667 million, primarily related to increased domestic subscription revenue of $28 million primarily from the home satellite dish market and increased domestic advertising revenue of $20 million as a result of higher viewership. The remaining increase was related primarily to CNN International, where revenues increased $19 million due to increased viewership worldwide.

     Revenue increases outpaced increases in operating expenses related to higher newsgathering costs and the expansion of CNN International. As a result, operating profit for the News Segment increased $15 million to $227 million, a 7% increase compared to 1993.

OTHER

     Revenue decreased $18 million, or 10%, to $164 million, primarily as a result of reduced revenue for the Atlanta Braves due to the Baseball Strike. Braves operating profit decreased $23 million. Of this amount,

$14 million related to the Baseball Strike and the remainder was primarily due to reduced pre-strike broadcast income. The Braves' results and a $13 million increase in information technology and other infrastructure spending to support the growth of the Company primarily accounted for the Other Segment's $38 million increase in operating losses, to $71 million overall. At this time the Baseball Strike is still unresolved, and the estimated timing of resolution is undeterminable. However, the Baseball Strike is not expected to have a material adverse impact on the consolidated financial position or operations of the Company in 1995.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

     Operating losses decreased $10 million due primarily to improved operating results for n-tv and the Atlanta Hawks.

     In June 1994, the Company sold its 37.4% equity investment in RHI Entertainment, Inc. for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million on the transaction.

     Consolidated interest expense, net of interest income, increased approximately $27 million primarily due to the increase in debt associated with the purchase of Castle Rock and the remaining 50% interest in the Joint Venture as well as assumed debt associated with New Line and a higher effective interest rate primarily associated with the 1993 and 1994 Credit Agreements.

     Extraordinary items represent $25 million, net of tax benefits, associated with the early redemption of the Subordinated Debentures in 1994. The 1993 extraordinary items represent $11 million, net of tax benefits, associated with the early termination of certain of the Company's bank credit facilities and the redemption of the zero coupon subordinated convertible notes due 2004. See Note 5 of Notes to the Consolidated Financial Statements in the 1994 Annual Report to Shareholders incorporated herein by reference.

     The Company also reflected a $306 million non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in 1993. This charge was primarily related to the TEC Library and, to a lesser degree, the Company's 50% interest in the HB Holding Co.

     As a result of the information discussed, the Company reported net income of $21 million in 1994 ($0.08 net income per common share and common share equivalent). This compares to a net loss of $244 million in 1993 ($0.92 net loss per common share and common share equivalent).

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

     Operating profit for the Entertainment Segment decreased 6%, or $9 million, to $143 million, despite significant revenue advances in the core networks. Operating losses of $25 million in 1993 associated with new networks contributed to the operating profit decrease. New networks consist of the Cartoon Network, which was launched in 1992, and Cartoon Network Latin America and TNT & Cartoon Network Europe, which were launched in 1993. Also contributing to the operating profit decrease were a $21 million increase in original programming and related promotion and advertising costs, $15 million in costs related to the theatrical release of "Gettysburg," and increased selling, general and administrative costs. These higher costs were offset somewhat by a $34 million decrease in home video costs.

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

OTHER

     Other Segment revenues remained constant at $182 million. Increased Braves home game and broadcasting revenue in 1993 were substantially offset by the non-recurring effects of $12 million in Major League Baseball expansion fees received in 1992.

     Operating losses for this Segment declined to $33 million, a net decrease of $4 million, primarily due to a $16 million charge related to discontinuance of the Checkout Channel in 1992, offset somewhat by higher Braves team expenses and other increases in general and administrative costs.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

     Equity in the losses of unconsolidated entities increased $16 million over 1992 results to $20 million. This increase arose primarily from the Company's investments in new international ventures.

     In March 1993, the Company acquired a 27.5% interest in n-tv, a 24-hour German news channel. The Company's share of 1993 losses was approximately $19 million. See Note 2 of Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders incorporated herein by reference.

     Extraordinary items represent $11 million, net of tax benefits, associated with the early termination of certain of the Company's bank credit facilities and the redemption of the zero coupon subordinated convertible notes due 2004 in 1993. The 1992 extraordinary item of $44 million represents the utilization of operating loss carryforwards. See Note 5 and Note 7 of Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders incorporated herein by reference.

     The Company also reflected a $306 million non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in 1993. This charge was primarily related to the TEC Library and, to a lesser degree, the Company's 50% interest in the HB Holding Co.

     As a result of the information discussed, the Company reported a net loss of $244 million in 1993 ($0.92 net loss per common share and common share equivalent). This compares to net income of $78 million in 1992 ($0.30 net income per common share and common share equivalent).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements and notes thereto for the Company and the report of the independent accountants, which are included on pages 31 through 53 of the 1994 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

        Consolidated Statements of Operations for the three years ended December 31, 1994.

        Consolidated Balance Sheets at December 31, 1994 and 1993.

        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three years ended December 31, 1994.

        Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

        Notes to Consolidated Financial Statements.

        Report of Independent Accountants.

        Management's Responsibility for Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 1995 Proxy Statement, and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K under the caption entitled "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company is set forth under the caption "Executive Compensation" in the Company's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1995 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The financial statements set forth on pages 31 through 52 of the 1994 Annual Report to Shareholders are incorporated herein by reference (see Exhibit
13).

(a)(2) Financial Statement Schedule for the three years ended December 31, 1994

SCHEDULE                                                                                  PAGE
 NUMBER                                    DESCRIPTION                                   NUMBER
--------   ----------------------------------------------------------------------------  ------
VIII       Valuation and qualifying accounts and reserves..............................    38

     The report of the Company's independent accountants with respect to the above-referenced financial statement schedule appears on page 37 of this report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
2.1       Agreement and Plan of Merger, dated October 15, 1993, by and among the Company, NL
          Acquisition Co., and New Line Cinema Corporation (filed as Exhibit 2.1 to the
          Company's Form 8-K dated October 15, 1993, and incorporated herein by reference).
2.2       Form of Purchase Agreement, dated as of December 22, 1993, by and among the Company,
          CR Acquisition Co., Castle Rock Entertainment, Inc., Rain Productions, Padnick
          Productions, Inc., Rob Reiner Productions, Inc., Scheinman Productions, Inc., Shafer
          Productions, Inc., Castle Rock Holding, Inc. and Group W Investments, Inc., (filed as Exhibit 2.1 to the Company's Form 8-K dated December 22, 1993, and incorporated herein by reference).
2.3       Form of Stock Purchase Agreement, by and among the Company, Apollo Investment Fund,
          L.P. and HB Holding Co. (filed as Exhibit 2.3 to the Company's Registration
          Statement on Form S-4 (Registration No. 33-51739) filed with the Commission on
          December 29, 1993, and incorporated herein by reference).
3.1       Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
          Company's Form 10-Q for the fiscal quarter ended June 30, 1994 (the "Second Quarter
          1994 Form 10-Q")).
3.2       Bylaws of the Company, as amended on and through November 13, 1990 (filed as Exhibit
          3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1991 (the
          "1991 Form 10-K"), and incorporated herein by reference).
4.1       Liquid Yield Option Notes Indenture, dated as of February 13, 1992, between the
          Company and Security Pacific National Bank, as Trustee (filed as Exhibit 4.4 to the
          1991 Form 10-K, and incorporated herein by reference).
4.2.1     Form of Note relating to the Company's 8 3/8% Senior Notes due July 1, 2013 (filed as Exhibit 4(d) to the Company's Form 8-K dated June 16, 1993, and incorporated herein by reference).
4.2.2     Form of Officers' Certificate establishing the terms of the Company's 8 3/8% Senior
          Notes due July 1, 2013 (filed as Exhibit 4(e) to the Company's Form 8-K dated June
          16, 1993, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
4.3.1     Form of Senior Indenture ("Senior Indenture"), dated as of May 15, 1993, between the
          Company and The First National Bank of Boston, relating to senior debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(a) to the Company's Registration
          Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May
          6, 1993, and incorporated herein by reference).
4.3.2     Form of Subordinated Indenture ("Subordinated Indenture"), relating to senior subordinated debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(b) to the
          Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
4.3.3     Form of the Company's Standard Multiple-Series Indenture Provisions relating to the
          Senior Indenture and the Subordinated Indenture (filed as Exhibit 4(c) to the
          Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
4.4       Form of Officers' Certificate establishing the terms of the Company's 7.40% Senior
          Notes due February 1, 2004 with form of Note attached (filed as Exhibit 4(f) to the
          Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
4.5       Form of Officers' Certificate establishing the terms of the Company's 8.40% Senior
          Debentures due February 1, 2024 with the form of Debenture attached (filed as
          Exhibit 4(g) to the Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
4.6.1     Credit Agreement, dated as of July 1, 1993 ("1993 Credit Agreement"), between the
          Company and The Chase Manhattan Bank (National Association), as agent (filed as
          Exhibit 4.9.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1993, and incorporated herein by reference).
4.6.2     Form of Amendment No. 1, dated as of December 1, 1993, to the 1993 Credit Agreement
          (filed as Exhibit 4.6.2 to the Company's Registration Statement on Form S-4
          (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
4.6.3     Form of Amendment No. 2, dated as of December 15, 1993, to the 1993 Credit Agreement
          (filed as Exhibit 4.6.3 to the Company's Registration Statement on Form S-4
          (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
4.6.4     Form of Consent and Agreement, dated as of December 21, 1993, relating to the 1993
          Credit Agreement (filed as Exhibit 4.6.4 to the Company's Registration Statement on
          Form S-4 (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
4.6.5     Amendment No. 3, dated as of June 30, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent to the Credit
          Agreement dated as of July 1, 1993 (filed as Exhibit 10.46 to the Company's Form
          10-Q for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).
4.7       Credit Agreement, dated as of September 7, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent (filed as
          Exhibit 10.45 to the Company's Form 10-Q for the fiscal quarter ended September 30,
          1994, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.1      Agreement between City of Atlanta and Fulton County Recreation Authority and
          Milwaukee Braves, Inc., dated 1964, as amended by seven supplemental agreements and assigned to Atlanta National League Baseball Club, Inc. (filed as Exhibit 10(b)(i)
          to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended
          December 31, 1980, and incorporated herein by reference).
10.2      License Agreement between City of Atlanta and Fulton County Recreation Authority and
          Atlanta Hawks Basketball, Inc. dated January 26, 1971, as amended by several letter agreements and as assigned to Atlanta Hawks, Ltd. (filed as Exhibit 10(b)(ii) to
          Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended
          December 31, 1980, and incorporated herein by reference).
10.3      Limited Partnership Agreement of Atlanta Hawks, Ltd., as amended (filed as Exhibit
          10(b)(iv) to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.4      Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1988, and incorporated herein by reference).*
10.4.1    Amendment No. 1 to Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as
          Exhibit 10.42 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
10.4.2    Amendment No. 2 to Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as
          Exhibit 10.43 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
10.5      Agreement, dated as of November 30, 1989, between the Company and the National
          Basketball Association (filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.6      Indemnification Agreement, dated as of March 11, 1986, by and between MGM/UA
          Entertainment Co. and United Artists Corporation ("UA"), as supplemented by
          Supplemental Indemnification Agreement, dated as of August 25, 1986, by and between
          Turner Entertainment Co. and UA (filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.7      Concession Agreement between Atlanta Braves, Inc. and Automatic Retailers of
          America, Inc., dated November 1, 1965; Agreement Amending Concession Agreement dated
          August 15, 1966; Supplement to Concession Agreement, as amended, dated January 10,
          1969; two letter agreements with ARA Services, Inc., Atlanta/LaSalle Corporation and
          Atlanta National League Baseball Club, Inc. ("ANLBC") dated January 28, 1976; letter agreement between ARA Services, Inc. and ANLBC dated November 23, 1977; and
          Promissory Note from ANLBC to ARA Services, Inc. dated November 30, 1977 (filed as
          Exhibit 4(b)(vi) to Amendment No. 1 on Form 8 to the Company's 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.8      Agreement, dated April 8, 1985, between TBS and Pacific-10 Conference, and
          Television Right Agreement, dated April 10, 1985, between TBS and the Big Ten
          Conference (filed as Exhibit 10(n) to the Company's Form S-1, filed on April 18,
          1985, Registration Number 2-97132, and incorporated herein by reference).
10.9      Amended and Restated Joint Venture Agreement for Omni Ventures between ICC Ventures,
          Inc. and Turner Omni Venture, Inc., dated May 28, 1985 (filed as Exhibit 10(n)(i) to the Company's Amendment No. 2 to Form S-1, filed on June 19, 1985, Registration
          Number 2-97132, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.10     Lease Agreement between the Company and Omni Ventures (now CNN Center Ventures),
          dated May 28, 1985 (filed as Exhibit 10(n)(ii) to the Company's Amendment No. 2 to
          Form S-1, filed on June 19, 1985, Registration Number 2-97132, and incorporated herein by reference).
10.11.1   Sublease Agreement between the Company and DeFoor Properties Incorporated, dated May
          28, 1985 (the "Sublease Agreement"), (filed as Exhibit 10(n)(iii) to the Company's
          Amendment No. 2 to Form S-1, filed on June 19, 1985, Registration Number 2-97132, and incorporated herein by reference).
10.11.2   First Amendment to the Sublease Agreement, dated as of November 15, 1985; Second
          Amendment to the Sublease Agreement, dated as of July 31, 1986; Third Amendment to the Sublease Agreement, dated as of December 31, 1986 (filed as Exhibit 10.16 to the
          Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.11.3   Assignment and Assumption of Sublease Agreement, dated as of June 19, 1990, between the Company and CNN Center Ventures (filed as Exhibit 10.16.2 to the Company's Form
          10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
10.11.4   First Amendment to Memorandum of Sublease, dated as of June 22, 1990, between
          Cousins Properties, Inc. and CNN Center Ventures (filed as Exhibit 10.16.3 to the
          Company's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).
10.12     Joint Venture Agreement, dated as of March 1986, between MGM/UA Entertainment Co.
          and United Artists Corporation (filed as Exhibit 10.25 to the Company's Amendment
          No. 2 to Form S-2, filed March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.13     Distribution Agreement, dated as of March 11, 1986, between United
          Artists/Metro-Goldwyn-Mayer Distribution Co. and MGM/UA Entertainment Co. (filed as
          Exhibit 10.26 to the Company's Amendment No. 2 to Form S-2, filed March 18, 1986,
          Registration No. 33-686, and incorporated herein by reference).
10.14     Distribution Agreement, dated as of March 11, 1986, between United
          Artists/Metro-Goldwyn-Mayer Distribution Co. and United Artists Corporation (filed as Exhibit 10.27 to the Company's Amendment No. 2 to Form S-2, filed March 18, 1986,
          Registration Number 33-686, and incorporated herein by reference).
10.15     Name and Logo Agreement, dated as of March 11, 1986, between MGM/UA Entertainment
          Co. and United Artists Corporation (filed as Exhibit 10.28 to the Company's
          Amendment No. 2 to Form S-2, filed March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.16     Distribution Agreement, dated as of March 11, 1986, between MGM/UA Entertainment Co.
          and United Artists Corporation (filed as Exhibit 10.29 to the Company's Amendment
          No. 2 to Form S-2, filed on March 18, 1986, Registration Number 33-686, and incorporated herein by reference).
10.17     Distribution Agreement (New Pictures), dated August 25, 1986, between Turner
          Entertainment Co. and United Artists Corporation (filed as Exhibit 10(b) to the
          Company's Form 8-K dated August 25, 1986, and incorporated herein by reference).
10.18     Amended and Restated Distribution Agreement (Home Video), dated July 16, 1993, between Turner Entertainment Co. and Metro-Goldwyn-Mayer Inc. (filed as Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1993, and incorporated herein by reference).

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.19     Amended and Restated Subscription and Registration Rights Agreement, dated as of May
          27, 1987, by and among the Company and the persons listed on the signature pages thereof (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended
          December 31, 1987, and incorporated herein by reference).
10.20     Shareholders' Agreement, dated as of June 3, 1987 (the "Shareholders' Agreement"), by and among the Company, R. E. Turner and the Original Investors (as defined)
          (filed as Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended
          December 31, 1987, and incorporated herein by reference).
10.21     Investors' Agreement, dated as of June 3, 1987, by and among the Company and the
          Investors (as defined) (filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference).
10.22     First Amendment, dated as of April 15, 1988, to the Shareholders' Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30,
          1988, and incorporated herein by reference).
10.23     The Turner Incentive Plan (filed as Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1989, and incorporated herein by reference).*
10.24     Letter Agreement, dated as of January 3, 1994, between the Company and the National
          Football League (filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K"), and incorporated herein by reference).
10.25     Agreement, dated as of September 22, 1993, by and between the National Basketball
          Association, the Company and Turner Network Television (filed as Exhibit 10.29 to the 1993 Form 10-K, and incorporated herein by reference).
10.26     Letter Agreement, dated as of November 3, 1989, between TBS SuperStation, Turner
          Network Television and Columbia Pictures Television, Inc. (filed as Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference).
10.27     Letter Agreement between Turner Broadcasting System, Inc. ("TBS"), MGM/UA
          Communications Co. ("MGM/UA CC"), Pathe Communications Corporation and MGM-Pathe
          Communications Co., dated September 25, 1990 (as amending and incorporating by reference the Letter Agreement, dated July 15, 1990, between TBS and MGM/UA CC), as amended by Letter Agreements, dated October 1, 1990, October 8, 1990, October 22,
          1990, October 24, 1990, October 26, 1990 and October 30, 1990 (filed as Exhibit 10 in the Company's Form 10-Q for the fiscal quarter ended September 30, 1990, and incorporated herein by reference).
10.28     Assignment and Assumption Agreement, dated as of December 4, 1991, by and between HB
          Distribution Co., Turner Broadcasting System, Inc., Great American Television and
          Radio Company, Inc. and Great American Broadcasting Company (filed as Exhibit 9 in the Company's Form 8-K dated December 4, 1991, and incorporated herein by reference).
10.29     Lease Agreement, dated as of December 1, 1991, between Wilmington Trust Company and
          Turner Broadcasting System, Inc. (filed as Exhibit 10.46 to the 1991 Form 10-K, and incorporated herein by reference).
10.30     Consent and Agreement, dated as of December 1, 1991, Hughes Communication Galaxy,
          Inc., Hughes Communications Satellite Services, Inc., Final Frontier Partners,
          Wilmington Trust Company, Ameritrust Company National Association, CIBC Leasing Inc.
          and Barclays Bank, PLC (filed as Exhibit 10.47 to the 1991 Form 10-K, and incorporated herein by reference).
10.31     Turner Broadcasting System, Inc. Supplemental Benefit Plan (filed as Exhibit 10.48 to the 1992 Form 10-K, and incorporated herein by reference).*
10.32     Turner Broadcasting System, Inc. Supplemental Executive Retirement Plan (filed as
          Exhibit 10.49 to the 1992 Form 10-K, and incorporated herein by reference).*

EXHIBIT
  NO.                                         DESCRIPTION
--------  ------------------------------------------------------------------------------------
10.33     Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan
          (filed as Exhibit 10.38 to the Second Quarter 1994 10-Q, and incorporated herein by reference).*
10.34     Employment Agreement, dated as of December 20, 1993, by and between the Company and
          W. Thomas Johnson, as amended by agreement dated January 26, 1994 (filed as Exhibit
          10.39 to the 1993 Form 10-K, and incorporated herein by reference).*
10.35     Employment Agreement, dated as of December 20, 1993, by and between the Company and
          Terence F. McGuirk, as amended by agreement dated January 26, 1994 (filed as Exhibit
          10.40 to the 1993 Form 10-K, and incorporated herein by reference).*
10.36     Employment Agreement, dated as of January 1, 1994, by and between the Company and
          Scott M. Sassa, as amended by agreement dated January 26, 1994 (filed as Exhibit
          10.41 to the 1993 Form 10-K, and incorporated herein by reference).*
10.37     Employment Agreement, dated as of January 28, 1994, by and between New Line Cinema
          Corporation and Robert Shaye.*
10.38     Turner Broadcasting System, Inc. Long-Term Incentive Plan (filed as Exhibit 10.44 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
11        Computation of Earnings per Common and Common Equivalent Share.
13        Portions of the 1994 Annual Report to Shareholders expressly incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this Report.
21        Subsidiaries of the Company.
23        Consent of Price Waterhouse.
27        Financial Data Schedule (for SEC use only).

---------------

* Management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1994.

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

                                          TURNER BROADCASTING SYSTEM, INC.
                                                    (Registrant)

                                          By:       /s/  R. E. TURNER
                                                        R. E. Turner
                                                  Chairman of the Board of
                                                  Directors and President
                                                 (Chief Executive Officer)

Dated: March   , 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------


                 /s/  R. E. TURNER          Chairman of the Board of            March 20, 1995
------------------------------------------    Directors and President (Chief
               R. E. Turner                   Executive Officer)

                /s/  WAYNE H. PACE          Vice President -- Finance (Chief    March 20, 1995
------------------------------------------    Financial Officer)
              Wayne H. Pace
            /s/  WILLIAM S. GHEGAN          Vice President and Controller       March 20, 1995
------------------------------------------    (Chief Accounting Officer)
            William S. Ghegan

               /s/  HENRY L. AARON          Director                            March 20, 1995
------------------------------------------
              Henry L. Aaron

              /s/  THOMAS JOHNSON           Director                            March 20, 1995
------------------------------------------
              Thomas Johnson

               /s/  RUBYE M. LUCAS          Director                            March 20, 1995
------------------------------------------
              Rubye M. Lucas

            /s/  TERENCE F. MCGUIRK         Director                            March 20, 1995
------------------------------------------
            Terence F. McGuirk

              /s/  BRIAN L. ROBERTS         Director                            March 20, 1995
------------------------------------------
             Brian L. Roberts

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

               /s/  SCOTT M. SASSA          Director                            March 20, 1995
------------------------------------------
              Scott M. Sassa

                 /s/  ROBERT SHAYE          Director                            March 20, 1995
------------------------------------------
               Robert Shaye

                 /s/  PETER BARTON          Director                            March 20, 1995
------------------------------------------
               Peter Barton

             /s/  JOSEPH J. COLLINS         Director                            March 20, 1995
------------------------------------------
            Joseph J. Collins

              /s/  MICHAEL J. FUCHS         Director                            March 20, 1995
------------------------------------------
             Michael J. Fuchs

              /s/  GERALD M. LEVIN          Director                            March 20, 1995
------------------------------------------
             Gerald M. Levin

               /s/  JOHN C. MALONE          Director                            March 20, 1995
------------------------------------------
              John C. Malone

             /s/  TIMOTHY P. NEHER          Director                            March 20, 1995
------------------------------------------
             Timothy P. Neher

                                            Director
------------------------------------------
              Fred A. Vierra

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Turner Broadcasting System, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 15, 1995 appearing in the 1994 Annual Report to Shareholders of Turner Broadcasting System, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Atlanta, Georgia
February 15, 1995

                                                                   SCHEDULE VIII

                        TURNER BROADCASTING SYSTEM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                               RECOVERIES                            BALANCE
                                     BALANCE AT   CHARGED TO   ON ACCOUNTS                           AT END
      ALLOWANCE FOR DOUBTFUL         BEGINNING    COSTS AND    PREVIOUSLY                              OF
        ACCOUNTS RECEIVABLE          OF PERIOD     EXPENSES    WRITTEN OFF   WRITE-OFFS     OTHER    PERIOD
-----------------------------------  ----------   ----------   -----------   -----------   -------   -------
Year ended
  December 31, 1992................   $ 31,795     $ 13,917      $    22      $ (14,928)   $(1,712)  $29,094
                                      ========     ========    =========      =========    =======   =======
Year ended
  December 31, 1993................   $ 29,094     $ 16,978      $ 4,052      $ (16,601)   $ 1,475   $34,998
                                      ========     ========    =========      =========    =======   =======
Year ended
  December 31, 1994................   $ 34,998     $ 19,125      $   250      $ (18,010)   $ 6,160   $42,523
                                      ========     ========    =========      =========    =======   =======

                                                                                                     BALANCE
                                     BALANCE AT   CHARGED TO                                         AT END
      VALUATION ALLOWANCE ON         BEGINNING    COSTS AND                                            OF
        DEFERRED TAX ASSETS          OF PERIOD     EXPENSES                  ADJUSTMENTS    OTHER    PERIOD
-----------------------------------  ----------   ----------                 -----------   -------   -------
Year ended
  December 31, 1993................   $      0     $  8,723                   $       0    $     0   $ 8,723
                                      ========     ========                   =========    =======   =======
Year ended
  December 31, 1994................   $  8,723     $      0                   $   3,500    $     0   $ 5,223
                                      ========     ========                   =========    =======   =======

                           Selected Operating Data
                       Turner Broadcasting System, Inc.

                                                                    Year ended December 31,

                                                          1994      1993      1992      1991       1990
                                                          ----      ----      ----      ----       ----
ADVERTISING REVENUE IN THOUSANDS(1)
  TBS SuperStation                                      $356,021  $339,803  $313,068  $287,483   $276,284
  Turner Network Television                              233,860   210,084   184,159   137,993    134,317
  Cartoon Network                                         14,073     5,651       971      --         --
  CNN                                                    206,475   191,572   179,023   171,844    151,067
  Headline News                                           82,406    77,165    69,087    64,822     58,150
  CNN International                                       43,905    34,136    25,983    13,222      3,866
  International Entertainment Networks(2)                  5,261     1,037        52      --         --
                                                        --------  --------  --------  --------   --------
SUBSCRIPTION REVENUE IN THOUSANDS(1)
  Turner Network Television                             $308,344  $296,319  $260,048  $231,933   $204,993
  Cartoon Network                                         16,778     6,307         5      --         --
  Turner Classic Movies                                    3,611      --        --        --         --
  CNN                                                    209,701   189,635   166,256   148,590    136,881
  Headline News                                           17,945     9,530     7,201     5,623      4,637
  International Entertainment Networks(2)                 26,759    16,178     9,524     2,348       --
                                                        --------  --------  --------  --------   --------
U.S. COVERAGE HOUSEHOLDS IN THOUSANDS(3)(4)
  TBS SuperStation                                        62,089    61,525    60,032    57,457     55,515
  Turner Network Television                               60,824    60,876    58,312    55,641     51,152
  Cartoon Network                                         12,060     8,861      --        --         --
  Turner Classic Movies(5)                                 3,200      --        --        --         --
  CNN                                                     62,738    62,420    61,172    58,877     56,702
  Headline News                                           54,191    54,219    51,354    48,223     44,708
                                                        --------  --------  --------  --------   --------
INTERNATIONAL COVERAGE HOUSEHOLDS IN THOUSANDS(5)
  CNN International(6)                                    57,392    45,100    34,700    15,500      7,600
  TNT Latin America                                        3,200     1,462       929       142       --
  Cartoon Network Latin America                            3,531       997      --        --         --
  TNT & Cartoon Network Europe                            21,956    16,660      --        --         --
                                                        --------  --------  --------  --------   --------
AVERAGE U.S. RATING/AVERAGE U.S.
 VIEWING HOUSEHOLDS IN THOUSANDS(4)(7)
  TBS SuperStation                                       1.2/770   1.3/815   1.4/803   1.4/793    1.5/840
  Turner Network Television                              0.9/568   0.9/552   1.0/560   0.9/509    0.9/439
  Cartoon Network                                        0.8/90    0.9/56        --        --         --
  CNN                                                    0.6/361   0.6/369   0.7/400   1.2/685(8) 0.7/391
  Headline News                                          0.3/166   0.3/181   0.3/172   0.4/182(8) 0.4/153
                                                        --------  --------  --------  --------   --------
GROSS DOMESTIC BOX OFFICE RECEIPTS IN THOUSANDS(5)(9)   $379,717  $ 10,000
 NUMBER OF RELEASES
  New Line Cinema                                             22      --        --        --         --
  Castle Rock Entertainment                                    4      --        --        --         --
  Turner Pictures Worldwide                                 --           1      --        --         --
                                                        --------  --------  --------  --------   --------

(1) Certain amounts have been reclassified to conform to the current year presentation.
(2) Consists of TNT Latin America, Cartoon Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia.
(3) Measured as of the December rating period in each indicated year.
(4) Information derived by the Company from A.C. Nielsen data.
(5) Information based on Company estimates.
(6) An additional 27 million, 29 million and 28 million homes received CNN International at least five hours per day in 1994, 1993 and 1992, respectively.
(7) Average U.S. viewing households represents the average number of viewing households for the respective service at any time based upon an average for each 24-hour period in the 12 rating periods in each indicated year.
(8) Increase primarily due to the Persian Gulf War coverage.
(9) Gross domestic box office receipts includes box office revenues received during 1994 attributable to 1994 releases.

                           Selected Financial Data
                       Turner Broadcasting System, Inc.

The following table summarizes certain consolidated financial data of Turner Broadcasting System, Inc. (the "Company" or "TBS") for the years indicated which, with respect to the latest three years, is qualified in its entirety by the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements. Also see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the accompanying 1994 Turner Broadcasting System, Inc. Form 10-K.

                                                                              Year ended December 31,
in thousands, except per share data and current ratio       1994          1993         1992         1991          1990
                                                            ----          ----         ----         ----          ----
Statement of Operations Data
Revenue                                                $ 2,809,125   $ 1,921,606   $1,769,892  $ 1,480,243   $ 1,393,521
Operating profit(1)                                        287,642       302,140      289,382      297,121       201,265
Interest expense, net of interest income                   208,318       181,571      189,637      196,139       189,741
Income (loss) before extraordinary items
  and the cumulative effect of a change
  in accounting for income taxes                            46,153        72,445       34,061       42,936       (15,578)
Extraordinary items(2)                                     (24,996)      (10,693)      43,561       43,000        20,200
Cumulative effect of change in accounting
  for income taxes(3)                                         --        (306,000)        --           --            --
Net income (loss)                                           21,157      (244,248)      77,622       85,936         4,622
Earnings (loss) per common share(4)
  Income (loss) before extraordinary items
    and the cumulative effect of a change
    in accounting for income taxes                            0.16          0.27         0.13         0.06         (0.42)
  Net income (loss)                                           0.08         (0.92)        0.30         0.24         (0.28)

Balance Sheet Data (at end of year)
Working capital                                        $   642,001   $   660,585   $  475,397  $   378,680   $   264,796
Current ratio                                                 1.99          2.60         2.26         2.09          1.76
Total assets                                             4,072,545     3,244,862    2,523,573    2,397,227     2,152,617
Long-term debt, less current portion(5)                  2,517,748     2,294,557    1,709,051    1,968,937     1,855,619
Redeemable preferred stock(6)                                 --            --           --          4,855       334,160
Cash dividends(7)                                           19,604        18,407       13,589        5,356          --
Stockholders' equity (deficit)                             343,731        (1,103)     233,101      (37,603)     (473,092)
Total capitalization(8)                                  2,861,479     2,293,454    1,942,152    1,936,189     1,716,687

(1) Operating profit is defined as income before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of a change in accounting for income taxes.
(2) The amounts in 1994 and 1993 represent, respectively, a $40,977,000 and a $16,946,000 loss on early extinguishment of indebtedness, net of the income tax benefits of $15,981,000 and $6,253,000, respectively. The amounts in 1992, 1991 and 1990 represent utilization of operating loss carryforwards.
(3) The cumulative effect of adopting Statement of Financial Accounting Standards No. 109 ("FAS 109") was a non-recurring charge to the 1993 Consolidated Statement of Operations of $306,000,000. This charge was primarily related to the 1986 acquisition of the Turner Entertainment Co. Film Library (the "TEC Film Library") and, to a lesser degree, the Company's 50% interest in Hanna-Barbera Holding Company. In both transactions there were substantial differences between amounts recorded for financial reporting purposes and for income tax purposes.
(4) The earnings (loss) per share calculations for 1994 through 1991 include common stock equivalents.
(5) See Note 5 of Notes to Consolidated Financial Statements for information regarding repayment terms of and collateral for outstanding long-term debt.
(6) The amounts represent the accreted value of the Class B Cumulative Preferred Stock outstanding at each year end. See Note 9 of Notes to Consolidated Financial Statements.
(7) Amounts in 1992 and 1991 include dividends on Class B Cumulative Preferred Stock. See Note 9 of Notes to Consolidated Financial Statements for additional information.
(8) Total capitalization is defined as stockholders' equity (deficit), long-term debt less current portion and Class B Cumulative Preferred Stock.

                    Consolidated Statements of Operations
                       Turner Broadcasting System, Inc.

                                                                                 Year ended December 31,
in thousands, except per share data                                         1994           1993           1992
                                                                            ----           ----           ----
Revenue
  Unaffiliated                                                           $ 2,324,218    $ 1,536,112    $ 1,398,667
  Affiliated                                                                 484,907        385,494        371,225
                                                                         -----------    -----------    -----------
                                                                           2,809,125      1,921,606      1,769,892
                                                                         -----------    -----------    -----------
Cost of operations                                                         1,768,104      1,023,045        984,630
Selling, general and administrative                                          706,379        537,108        442,270
Equity in loss of unconsolidated entities                                     10,001         20,040          4,024
Gain on sale of equity investment                                            (21,746)          --             --
Loss on termination of the Checkout Channel                                     --             --           16,000
Depreciation of property and equipment and amortization
  of intangible assets                                                        58,745         39,273         33,586
Interest expense, net of interest income                                     208,318        181,571        189,637
                                                                         -----------    -----------    -----------
                                                                           2,729,801      1,801,037      1,670,147
                                                                         -----------    -----------    -----------
INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEMS
  AND THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING FOR INCOME TAXES        79,324        120,569         99,745
Provision for income taxes                                                    33,171         48,124         65,684
                                                                         -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEMS AND THE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING FOR INCOME TAXES                                  46,153         72,445         34,061
Extraordinary items                                                          (24,996)       (10,693)        43,561
                                                                         -----------    -----------    -----------
INCOME BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                                 21,157         61,752         77,622
Cumulative effect of a change in accounting for income taxes                    --         (306,000)          --
                                                                         -----------    -----------    -----------
NET INCOME (LOSS)                                                        $    21,157    $  (244,248)   $    77,622
                                                                         -----------    -----------    -----------
Net income (loss) applicable to common stock
  Net income (loss)                                                      $    21,157    $  (244,248)   $    77,622
  Less: Preferred stock dividends and accretion of discount                     --             --            1,292
                                                                         -----------    -----------    -----------
  Net income (loss) applicable to common stock                           $    21,157    $  (244,248)   $    76,330
                                                                         -----------    -----------    -----------
Earnings (loss) per common share and common stock equivalent
  Income before extraordinary items and the cumulative effect
    of a change in accounting for income taxes                           $      0.16    $      0.27    $      0.13
  Extraordinary items                                                          (0.08)         (0.03)          0.17
  Cumulative effect of a change in accounting for income taxes                  --            (1.16)          --
                                                                         -----------    -----------    -----------
  Net income (loss)                                                      $      0.08    $     (0.92)   $      0.30
                                                                         -----------    -----------    -----------
Weighted average number of common shares outstanding, including
  conversion of common stock equivalents                                     281,310        264,443        255,473
                                                                         -----------    -----------    -----------

See accompanying Notes to Consolidated Financial Statements.

                         Consolidated Balance Sheets
                       Turner Broadcasting System, Inc.




                                                                                 December 31,
in thousands, except share data                                              1994          1993
                                                                        -----------    -----------
ASSETS
Cash and cash equivalents                                               $    52,895    $   162,858
Accounts receivable, less allowance of $31,862 and $23,083
  Unaffiliated                                                              567,404        378,228
  Affiliated                                                                103,432         94,011
Film costs                                                                  446,355        314,637
Installment contracts
 receivable, less allowance of $10,661 and $11,915                           46,806         56,563
Prepaid expense and other current assets                                     71,510         68,196
                                                                        -----------    -----------
  Total current assets                                                    1,288,402      1,074,493
Film costs, less current portion                                          1,893,069      1,633,731
Property and equipment, less accumulated depreciation                       308,960        225,228
Installment contracts receivable,
 less discount of $347 and $1,123                                             1,971         15,077
Goodwill and other intangible assets                                        409,468        111,202
Other assets                                                                170,675        185,131
                                                                        -----------    -----------
       TOTAL ASSETS                                                     $ 4,072,545    $ 3,244,862
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                        $    49,036    $    30,316
Accrued expenses                                                            249,813        138,659
Deferred income                                                             108,122        106,496
Income taxes payable                                                         61,376         28,808
Participants' share and royalties payable                                    58,417         33,922
Interest payable                                                             37,338         32,128
Film contracts payable                                                       40,252         28,096
Current portion of long-term debt                                             1,345          2,051
Other current liabilities                                                    40,702         13,432
                                                                        -----------    -----------
  Total current liabilities                                                 646,401        413,908
Long-term debt, less current portion                                      2,517,748      2,294,557
Deferred income taxes                                                       385,731        395,668
Other long-term liabilities                                                 178,934        141,832
                                                                        -----------    -----------
       TOTAL LIABILITIES                                                  3,728,814      3,245,965
                                                                        ===========    ===========
Commitments and contingencies
Stockholders' equity (deficit)
  Class C Convertible Preferred Stock, par value $0.125;
    authorized 12,600,000 shares; issued and outstanding
    12,396,976 shares                                                       260,438        260,438
  Class A Serial Preferred Stock, par value $0.10; authorized
    500,000 shares                                                             --             --
  Class D Serial Preferred Stock, par value $0.0625;
    authorized 100,000,000 shares                                              --             --
  Class A Common Stock, par value $0.0625; authorized 75,000,000
    shares; issued and outstanding 68,330,388 shares                          4,271          4,271
  Class B Common Stock, par value $0.0625; authorized 300,000,000
    shares; issued and outstanding 137,424,549 and 120,887,672 shares         8,589          7,555
  Capital in excess of par value                                          1,073,317        731,042
Accumulated deficit                                                      (1,002,884)    (1,004,409)
                                                                        -----------    -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 343,731         (1,103)
                                                                        -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 4,072,545    $ 3,244,862
                                                                        ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                    Consolidated Statements of Changes in
                        Stockholders' Equity (Deficit)
                       Turner Broadcasting System, Inc.

                                                                                       December 31,
                                                             1994                         1993                    1992
in thousands, except share data                      Shares        Amount         Shares       Amount      Shares      Amount
                                                     ------        ------         ------       ------      ------      ------
CLASS C CONVERTIBLE PREFERRED STOCK,
  PAR VALUE $0.125
  Balance at beginning and end of year             12,396,976   $   260,438      12,396,976  $   260,438   12,396,976  $ 260,438
                                                  ===========   -----------     ===========  -----------  ===========  ---------
CLASS A COMMON STOCK, PAR VALUE $0.0625
  Balance at beginning and end of year             68,330,388         4,271      68,330,388        4,271   68,330,388      4,271
                                                  ===========   -----------     ===========  -----------  ===========  ---------
CLASS B COMMON STOCK, PAR VALUE $0.0625
  Balance at beginning of year                    120,887,672         7,555     119,845,121        7,490  107,865,957      6,742
  Issuance of Class B Common Stock                     23,903             1         287,930           18   11,500,000        719
  Exercise of stock options                           191,908            13         754,621           47      479,164         30
  Issuance of stock related to Merger              16,321,066         1,020            --           --           --         --
  Other                                                  --            --              --           --           --           (1)
                                                  -----------   -----------     -----------  -----------  -----------  ---------
  Balance at end of year                          137,424,549         8,589     120,887,672        7,555  119,845,121      7,490
                                                  ===========   -----------     ===========  -----------  ===========  ---------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year                                      731,042                      702,791                 496,568
  Issuance of Class B Common Stock                                      599                        7,449                 203,925
  Exercise of stock options                                           2,788                        7,443                   2,298
  Tax benefit from exercise of stock options                            459                       13,359                    --
  Issuance of stock related to Merger                               338,370                         --                      --
  Other                                                                  59                         --                      --
                                                                -----------                  -----------               ---------
  Balance at end of year                                          1,073,317                      731,042                 702,791
                                                                -----------                  -----------               ---------
ACCUMULATED DEFICIT
  Balance at beginning of year                                   (1,004,409)                    (741,889)               (805,622)
  Net income (loss)                                                  21,157                     (244,248)                 77,622
  Cash dividends                                                    (19,604)                     (18,407)                (12,597)
  Accretion of discount and dividends on
    Class B Cumulative Preferred Stock                                 --                           --                    (1,292)
  Other                                                                 (28)                         135                    --
                                                                -----------                  -----------               ---------
  Balance at end of year                                         (1,002,884)                  (1,004,409)               (741,889)
                                                                -----------                  -----------               ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            $   343,731                  $    (1,103)              $ 233,101
                                                                ===========                  ===========               =========

See accompanying Notes to Consolidated Financial Statements.

                    Consolidated Statements Of Cash Flows
                       Turner Broadcasting System, Inc.

                                                                            Year ended December 31,
in thousands                                                          1994           1993           1992
                                                                  -----------    -----------    -----------
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)                                                 $    21,157    $  (244,248)   $    77,622
Adjustments to net income (loss)
  Equity in loss of unconsolidated entities                            10,001         20,040          4,024
  Gain on sale of equity investment                                   (21,746)          --             --
  Depreciation of property and equipment and
    amortization of intangible assets                                  58,745         39,273         33,586
  Pretax loss on early extinguishment of debt                          40,977         16,946           --
  Cumulative effect of a change in
    accounting for income taxes                                          --          306,000           --
  Change in assets and liabilities, net of acquisitions
    Net increase in accounts receivable                              (126,892)       (30,914)       (49,916)
    Net (increase) decrease in installment contracts receivable        22,863         15,246           (968)
    Change in film cost and liabilities, net
      Purchased program rights                                         78,285         74,398         70,846
      Produced programming                                           (182,764)       (38,375)       (13,200)
      Licensed program rights                                           1,514          7,223        (49,755)
    Net increase (decrease) in interest payable                         4,967         12,321         (1,941)
    Net increase in income taxes payable                               32,568         12,259          9,746
    Net increase in accounts payable and accrued expenses              52,178          2,376         22,288
    Net increase (decrease) in deferred tax liability                 (46,049)        13,377           --
    Other, net                                                        (28,001)       (69,922)        44,439
                                                                  -----------    -----------    -----------
Net cash provided by (used for) operations                            (82,197)       136,000        146,771
                                                                  -----------    -----------    -----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Acquisitions                                                       (156,654)      (592,275)          --
  Additions to property and equipment                                (109,236)       (50,570)       (47,231)
  Net proceeds from sale of assets                                    107,978           --           45,000
                                                                  -----------    -----------    -----------
Net cash used for investing activities                               (157,912)      (642,845)        (2,231)
                                                                  -----------    -----------    -----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Borrowings                                                        1,299,600      1,522,372        300,052
  Payments of debt                                                 (1,127,371)      (968,008)      (543,942)
  Commercial paper activity, net                                         --             --          (40,850)
  Premium paid on early extinguishment of debt                        (24,300)          --             --
  Payments of cash dividends                                          (19,604)       (18,407)       (13,589)
  Proceeds from exercise of stock options                               1,821          7,490          2,328
  Proceeds from issuance of common stock                                 --             --          204,644
  Redemption of preferred stock                                          --             --           (5,483)
                                                                  -----------    -----------    -----------
Net cash provided by (used for) financing activities                  130,146        543,447        (96,840)
                                                                  -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                 (109,963)        36,602         47,700
Cash and cash equivalents at beginning of period                      162,858        126,256         78,556
                                                                  -----------    -----------    -----------
Cash and cash equivalents at end of period                        $    52,895    $   162,858    $   126,256
                                                                  ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                  Notes To Consolidated Financial Statements
                       Turner Broadcasting System, Inc.


NOTE 1 SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Turner Broadcasting System, Inc. and its subsidiaries (the "Company"). The Company's investments in unconsolidated entities where the ability to exercise significant influence is present are accounted for by the equity method.
   All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements prior to 1994 have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS
All highly liquid investments, consisting primarily of treasury bills and commercial paper with an original maturity of 90 days or less, are reported as cash equivalents. Cash equivalents are reported at their cost basis, which approximates market value, and totaled $33,199,000 and $131,006,000 at December 31, 1994 and 1993, respectively.

FILM COSTS
Film costs include purchased program rights, produced programming and licensed program rights. Film costs are stated at the lower of cost less accumulated amortization or estimated net realizable value. Amortization of film costs and participants' share and royalties expense are recorded in cost of operations in the Consolidated Statements of Operations.
   Purchased program rights, representing purchased costs allocated to films that have been exhibited at least once in both primary (defined as the first markets in which such films are to be exploited) and secondary (defined as all other) markets, are amortized to expense using the greater of the ratio that the current period's gross revenues bear to the total estimated gross revenues to be derived from all sources (the "individual film forecast computation method") or straight-line over 20 years. See Note 2 of Notes to Consolidated Financial Statements. Royalties and obligations to profit participants in the films are accrued using a method which approximates the individual film forecast computation method. Purchased program rights expected to be amortized within one year are classified as current assets.
   Produced programming includes motion picture, episodic television, animated programming, rights fees and other costs relating to sports events, and long-form original television programming. The related produced programming costs consist of direct production costs, profit participations and residuals, production overhead, capitalized interest, and print and exploitation costs (such as advertising), net of accumulated amortization. Distribution fees are charged to expense when the corresponding revenues are recognized.
   Motion picture, episodic television and animated programming costs are amortized using the individual film forecast computation method. Such estimates are revised periodically and estimated losses, if any, are provided for in full at the time determined. Motion picture, episodic television and animated produced programming costs classified as current assets include, net of amortization, the cost of completed theatrical films, television programs or animated produced programming that have been allocated to domestic and international primary markets. All other motion picture, episodic television and animated produced programming film costs are classified as noncurrent.
   Rights fees and other costs relating to sports events are generally expensed when the events are telecast. Other produced programming costs, which primarily relate to long-form television programming, are generally charged to cost of operations when each production is aired or syndicated. Rights fees and other costs relating to sports events and other produced programming costs expected to be expensed within one year are classified as current assets.
   Licensed program rights represent amounts paid or payable to program suppliers for the limited right to broadcast the suppliers' programming and distribution rights to entertainment product. New licensed film contracts are recorded when available for use at cost less an amount representing imputed interest; imputed interest is amortized to expense over the payment periods of the related obligations using the interest method (rates ranging from 8.50% to 10.75%). Exhibition rights under the licenses are generally limited to a contract period or a specific number of showings. Accord-

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.

ingly, licensed program rights are amortized to expense monthly at the greater of the straight-line rate or a rate based on actual usage. Rights expected to be amortized within one year are classified as current assets. Distribution rights are generally amortized over the term of the agreement. Prepaid licensed program rights represent licensed program rights for which payments have been made prior to their availability. As these programs become available for use they are reclassified to licensed program rights.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Expenditures for improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is included in the Consolidated Statements of Operations. Depreciation is provided over the estimated useful lives of the individual assets using the straight-line method for financial reporting purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill resulting from business acquisitions consists of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired. Goodwill in the amount of $299,413,000, net of $10,932,000 in accumulated amortization, is amortized on a straight-line basis over lives ranging from 20 to 40 years. Other intangible assets in the amount of $110,055,000, net of $8,111,000 in accumulated amortization, are amortized on a straight-line basis over their estimated useful lives. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangilble assets. Based upon the most recent analyses, primarily reviews of anticipated operating results of the associated entities, the Company believes goodwill and other intangible assets are properly valued at December 31, 1994. Total amortization expense related to goodwill was $10,134,000 in 1994.

REVENUE RECOGNITION
Advertising revenues are recognized in the period during which the spots are aired. Subscription revenues are recognized in the period to which they pertain or when the programming event to which they relate is aired. Syndication revenues are recognized in the period in which the agreement is executed, provided certain conditions of sale have been met, including availability of the product for broadcast or sale. Motion picture theatrical revenues are recognized as films are exhibited. Home video revenues are recognized upon shipment of the product. Certain licensing distribution contracts provide for receipt of nonrefundable minimum guarantees which are recognized when the rights are available for use or the film is available for exhibition, providing other conditions of sale have been met. Revenues in excess of the nonrefundable guarantees are not recognized until earned.

INTEREST
Interest expense is shown net of interest income of $10,856,000, $13,864,000 and $11,466,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and interest capitalized of $14,356,000 in 1994.
   Costs associated with the refinancing and issuance of debt as well as debt discounts, if any, are expensed as interest using the interest method over the appropriate term of the related debt agreement.
   The Company has only limited involvement with interest rate swap agreements with commercial banks to mitigate the effect of possible rising interest rates. These agreements are designated as hedges of interest rates, and the differential to be paid or received on interest rate swaps is accrued as an adjustment to interest expense as interest rates change. The Company has not entered into any interest rate swap agreements or other financial instruments for trading purposes.

INCOME TAXES
The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), effective January 1, 1993. Differences in recording certain income and expenses for financial reporting and income tax purposes relate principally to amortization of film costs, recognition of revenue on syndication contracts and depreciation of fixed assets. Investment tax credits are accounted for on the "flow-through" method. See Note 7 of Notes to Consolidated Financial Statements.

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share and common share equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during 1994, 1993 and 1992. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and outstanding stock options. Fully diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes due 2004 and 2007 are excluded from the 1994, 1993 and 1992 calculations of net income (loss) per common share (when applicable) due to their anti-dilutive effect. The difference between the primary and fully diluted earnings per share is not significant. See Note 5 and Note 9 of Notes to Consolidated Financial Statements.

NOTE 2 ACQUISITIONS
On December 29, 1993, the Company acquired the remaining 50% interest in a joint venture (the "Joint Venture") which principally owned the Hanna-Barbera Film Library. The Company originally acquired a 50% interest in the Joint Venture in December 1991. The other investors were Apollo Investment Fund, L.P. ("Apollo") and its affiliate, Altus Finance, S.A. ("Altus"). In the December 1993 transaction, the Company purchased the common stock held by Apollo for approximately $68,000,000 in cash, repaid a senior note of the Joint Venture from Altus for $33,000,000 and repaid or assumed all indebtedness and liabilities of the Joint Venture. The acquisition of the Joint Venture was accounted for by the purchase method of accounting.
   On December 22, 1993, the Company acquired from Main Street Partners, Sony Pictures Entertainment, Inc. and Group W Investments, Inc. the equity interests in Castle Rock Entertainment ("Castle Rock"), a motion picture production company, for approximately $100,000,000 in cash and approximately $293,000,000 for the repayment of certain outstanding indebtedness, other liabilities assumed and other acquisition costs. The acquisition of Castle Rock was also accounted for by the purchase method of accounting. Goodwill in the amount of approximately $100,000,000 was recognized as the excess of total purchase price over net assets acquired in the transaction, and is being amortized on a straight-line basis over 20 years.
   The Company and New Line Cinema Corporation ("New Line") completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of Class B common shares issuable pursuant to the Merger is approximately 21,300,000 valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At December 31, 1994, approximately 16,300,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Included in Other current liabilities at December 31, 1994 was $38,177,000 related to such remaining shares. Additionally, the Company assumed and incurred liabilities of approximately $120,600,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger. Among the liabilities assumed in the Merger were $29,125,000 of New Line 6 1/2% Convertible Subordinated Debentures (the "Convertible Debentures"). See Note 5 of Notes to Consolidated Financial Statements. The Convertible Debentures are convertible at the option of each holder into an aggregate of approximately 1,700,000 shares of Class B Common Stock.
   The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $300,000,000 was recognized in the transaction, and is being amortized on a straight-line basis over periods not exceeding 40 years.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.

   At the time of the Merger, New Line owned approximately 3,000,000 shares, or 37.4%, of the outstanding capital stock of RHI Entertainment, Inc. ("RHI"). In April 1994, New Line entered into an agreement to tender for cash its equity interest in RHI to an unaffiliated entity for $36 per share. In June 1994, the Company received approximately $108,000,000 in cash in connection with the transaction and recognized a pre-tax gain of approximately $22,000,000.
   The following unaudited pro forma financial information is not intended to reflect results of operations which would have actually resulted had the transactions described above been effective on the dates indicated. Moreover, this information is not intended to be indicative of results of operations which may be obtained in the future.
   The unaudited pro forma condensed statements of operations for the years ended December 31, 1993 and 1992 present the pro forma results of the continuing operations of the Company, the acquisitions of the Joint Venture and Castle Rock and the Merger for those periods assuming the acquisitions and the Merger occurred at the beginning of the periods presented. The pro forma effect of the Merger for the year ended December 31, 1994 is not considered significant.
   The unaudited pro forma results of operations for the Company as adjusted for the pro forma effects of the above are as follows:

                                                            Unaudited
                                                      Year ended December 31,
in thousands, except per share data                       1993             1992
-------------------------------------------------------------------------------
Revenue                                             $2,444,457       $2,163,103
===============================================================================
Income (loss) before
    extraordinary items and the
    cumulative effect of a change
    in accounting for income taxes                  $   34,358       $   (9,378)
Net income (loss)                                   $ (282,335)      $   26,829
===============================================================================
Income (loss) per share of
  Class A and B Common Stock
    Income (loss) before
      extraordinary items and
      the cumulative effect of a
      change in accounting for
      income taxes                                  $     0.12       $    (0.03)
    Net income (loss)                               $    (0.99)      $     0.10
===============================================================================

   In March 1993, the Company acquired a 27.5% limited partnership interest in n-tv, a 24-hour German language news channel, for $19,205,000 of which $11,654,000 was determined to be goodwill. During the period from purchase through December 31, 1993, and for the year ended December 31, 1994, the Company also contributed $16,054,000 and $17,019,000, respectively, in additional capital or advances convertible into capital, all of which was determined to be goodwill. This goodwill is being amortized on a straight-line basis over 20 years. The Company has committed to additional capital and advances to the limited partnership of $13,500,000 in 1995, of which $7,300,000 was prepaid in December 1994.
   The Company's ownership percentage in n-tv was 30.3% and 25.8% at December 31, 1994 and 1993, respectively. The Company is accounting for this investment using the equity method and its share of the undistributed net losses of n-tv for the years ended December 31, 1994 and 1993 were $12,502,000 and $18,622,000, respectively. The summarized financial position and results of operations of n-tv follow:

                                                            December 31,
in thousands                                             1994              1993
-------------------------------------------------------------------------------
Current assets                                       $ 16,917          $  6,335
Noncurrent assets                                      18,070            20,115
Current liabilities                                    47,780            36,588
Partners' deficit                                     (12,793)          (10,138)
===============================================================================
                                                            Year ended
                                                            December 31,
in thousands                                             1994              1993
-------------------------------------------------------------------------------
Revenue                                              $ 17,618          $  8,222
Operating loss                                        (40,239)          (84,169)
Net loss                                              (47,387)          (85,815)
===============================================================================

   The Company's other unconsolidated subsidiaries and 50% or less owned entities are insignificant.

NOTE 3 FILM COSTS

The following table sets forth the components of unamortized film costs:

                                                            December 31,
in thousands                                               1994            1993
-------------------------------------------------------------------------------
Purchased program rights                             $1,102,563      $1,172,921
Produced programming
  Released                                              302,559         166,768
  Completed and not released                             40,021          17,654
  In process                                            405,255         153,630
  Episodic television                                   107,543          89,077
Licensed program rights                                 257,796         231,385
Prepaid licensed program rights                         123,687         116,933
-------------------------------------------------------------------------------
                                                      2,339,424       1,948,368
Less current portion                                    446,355         314,637
-------------------------------------------------------------------------------
                                                     $1,893,069      $1,633,731
===============================================================================

   On the basis of the Company's anticipated total gross revenue estimates, over 87% of produced programming classified as released and episodic television costs at December 31, 1994, will be amortized within the three-year period ending December 31, 1997. See Note 1 of Notes to Consolidated Financial Statements.

   Film costs included in Cost of Operations is composed of the following:

                                                    Year ended December 31,
in thousands                                    1994          1993          1992
--------------------------------------------------------------------------------
Purchased program rights                  $   89,312      $ 75,814      $ 79,554
Produced programming                         879,527       360,511       333,087
Licensed program rights                       82,086        71,503        65,960
Participants' share
  and royalties                               54,994        32,072        21,992
Non-cash amortization
  of certain acquisition
  purchase adjustments                         4,859          --            --
--------------------------------------------------------------------------------
                                          $1,110,778      $539,900      $500,593
================================================================================


NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                  December 31,      Estimated
in thousands                                      1994       1993   useful lives
--------------------------------------------------------------------------------
Buildings                                     $155,995   $138,332   10-50 years
Equipment and furniture                        285,199    210,985    3-15 years
Transponders                                    61,961     46,053   11-13 years
Land                                            21,019     21,019
Other                                           38,875     18,462    6-15 years
--------------------------------------------------------------------------------
                                               563,049    434,851
Less accumulated
  depreciation                                 254,089    209,623
--------------------------------------------------------------------------------
                                              $308,960   $225,228
================================================================================

   Depreciation expense recorded in the Consolidated Statements of Operations related to property and equipment was $39,595,000, $34,150,000 and $29,843,000 for the years ended December 31, 1994, 1993 and 1992, respectively.
   Buildings include capital leases of $18,542,000 and $19,920,000 at December 31, 1994 and 1993, respectively, net of accumulated depreciation of $18,430,000 and $17,037,000, respectively. Depreciation expense related to capital leases was $1,393,000, $1,346,000 and $1,595,000 for the years ended December 31,
1994, 1993 and 1992, respectively.
   The Company has long-term noncancellable operating lease commitments for vehicles, sports facilities, satellite transmission facilities and office space. Total rental expense for these operating leases is summarized as follows:

                                                    Year ended December 31,
in thousands                                    1994          1993          1992
--------------------------------------------------------------------------------
Total rental expense                         $88,875       $78,137       $66,658
Contingent rental expense                     13,370         9,218        17,057
--------------------------------------------------------------------------------

   Future minimum rental payments at December 31, 1994 for noncancellable operating leases with remaining terms in excess of one year aggregate $432,830,000 and are payable as follows: 1995 - $69,547,000; 1996 -
$66,469,000; 1997 - $61,995,000; 1998 - $53,044,000; 1999 - $47,966,000; 2000
and thereafter in the aggregate - $133,809,000.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.


NOTE 5 LONG-TERM DEBT

Long-term debt consists of:

                                                                  December 31,
in thousands                                                    1994        1993
--------------------------------------------------------------------------------
Bank credit facilities                                    $1,490,000  $1,225,000
12% Senior Subordinated Debentures due October 15,
  2001, net of unamortized discount of $3,268                   --       536,732
8 3/8% Senior Notes due July 1, 2013, net of
  unamortized discount of $2,619 and $2,675                  297,381     297,325
7.4% Senior Notes due 2004, net of unamortized
  discount of $363                                           249,637        --
8.4% Senior Debentures due 2024, net of
  unamortized discount of $155                               199,845        --
Zero coupon subordinated convertible notes, 7.25%
  yield, due February 13, 2007, net of unamortized
  discount of $336,487 and $353,368                          245,569     228,688
Convertible subordinated debentures of a
  wholly-owned subsidiary                                     29,075        --
Obligations under capital leases due in varying
  amounts through 1999, net of imputed interest
  of $931 and $1,075                                           6,200       6,353
Other debt, net of imputed interest of $1,175 and
  $29, due in varying amounts through 2009, interest
  at fixed rates ranging from 6.00% to 9.49%                   1,386       2,510
--------------------------------------------------------------------------------
                                                          $2,519,093  $2,296,608
Less current portion                                           1,345       2,051
--------------------------------------------------------------------------------
                                                          $2,517,748  $2,294,557
================================================================================

BANK CREDIT FACILITIES
On July 1, 1993, the Company entered into a credit agreement (the "1993 Credit Agreement") with a group of banks pursuant to which such banks extended a $750,000,000 unsecured revolving credit facility. On December 15, 1993, the 1993 Credit Agreement was amended, among other things, to increase the amount available for borrowing to $1,500,000,000. Amounts available for borrowing or reborrowing under this revolving facility will automatically decrease by $75,000,000 as of the last business day of the calendar quarters ending March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, and by
$150,000,000 as of the last business day of each quarter thereafter until December 31, 2000, at which time the revolving credit facility will terminate. Under the 1993 Credit Agreement, amounts repaid under the revolving credit facility may be reborrowed subject to borrowing availability. The amount of borrowing availability is subject to other provisions of the 1993 Credit Agreement, including requirements that (a) minimum ratios be maintained, as from time to time are in effect, of funded debt to cash flow, cash flow to interest expense and cash flow to fixed charges; and (b) there does not exist, and that such borrowing would not create, a default or event of default, as defined. These covenants are similar to, though generally less restrictive than, the covenants in the credit agreement entered into by the Company in 1989, as amended (the "1989 Credit Agreement").
   Simultaneous with the execution of the 1993 Credit Agreement in July 1993, the Company canceled a $360,000,000 and a $200,000,000 unsecured revolving credit facility governed by the 1989 Credit Agreement. On December 21, 1993, the remaining facilities under the 1989 Credit Agreement, a $700,000,000 and a $140,000,000 unsecured term loan, were repaid and canceled.
   On September 7, 1994, the banks participating in the 1993 Credit Agreement provided a new $500,000,000 unsecured revolving credit facility (the "1994 Credit Agreement"). The terms and covenants that govern the new facility are identical to those provided in the 1993 Credit Agreement.
   Amounts outstanding under the 1989, 1993 and 1994 Credit Agreements bear interest at varying rates on the basis of different rate indices and the Company's operating performance. Interest is payable at intervals specified in the Credit Agreements. The interest rates of the credit agreements ranged from 4.13% to 9.00% and 4.07% to 6.00% during the years ended December 31, 1994 and 1993, respectively. The Company pays fees of 3/8 of 1% per annum on the average unborrowed portion of the total amount available for borrowing.
   Approximately $1,490,000,000 and $1,225,000,000 of the Company's indebtedness bore interest on a floating basis tied to short-term market indices at December 31, 1994 and 1993, respectively. At December 31, 1994 and 1993, the weighted average interest rates associated with this indebtedness were 7.55% and 4.69%, respectively. The Company has interest rate swap agreements having a total notional principal amount of $480,000,000 and $780,000,000 at December 31, 1994 and 1993,
respectively, with commercial banks. The decrease in the notional principal amount of $300,000,000 was effected by expiring agreements. No swap agreements were terminated in 1994 or 1993. The total notional amount of the contracts that will expire in the first quarter of 1995 is $480,000,000, after which time the Company will have no interest rate swap agreements outstanding. Upon expiration of the swap agreements, the Company will continue to assess the risks associated with possible changes in interest rates and the need, if any, to mitigate such risks. The weighted average receipt and payment rates associated with the swap agreements were 6.46% and 9.02%, respectively, at December 31, 1994 and were 4.16% and 9.07%, respectively, at December 31,
1993. The incremental interest expense related to the swap agreements was $22,000,000, $34,000,000 and $33,000,000 in 1994, 1993 and 1992, respectively.
The Company has exposure to credit risk but does not anticipate nonperformance by the counterparties to these agreements.
   The 1993 and 1994 Credit Agreements contain restrictive covenants (regarding, among other things, additional indebtedness, liens, guarantees, dispositions, investments and dividend payments), and require the maintenance of certain ratios, including funded debt to operating cash flow, operating cash flow to fixed charges and operating cash flow to interest expense, as defined. Furthermore, the 8 3/8% Senior Notes, the 7.4% Senior Notes, the 8.4% Senior Debentures, and the zero coupon subordinated convertible notes due 2007 provide each holder of such securities with the right, at the holder's option, to require the Company to purchase all or any portion of the holder's securities in the event of a change of control; provided that with respect to the 8 3/8% Senior Notes, the 7.4% Senior Notes and the 8.4% Senior Debentures, in addition to a change of control, such securities must also be downgraded to below BB+ by Standard and Poor's Corporation or Ba2 by Moody's Investors Service within 120 days of the change of control for the holder to have the repurchase option. A change of control is deemed to occur when neither R. E. Turner and his estate, heirs and legatees, those parties who beneficially owned the Company's Class C Preferred Stock at the date of the issuance of such securities nor any combination thereof have the power to vote at least a majority of the voting power of the Company's voting securities.

CNN CENTER VENTURES
CREDIT AGREEMENT
On December 21, 1993, the Company canceled a $125,000,000 revolving credit agreement governed by the CNN Center Ventures Credit Agreement that was guaranteed by the Company and secured by a first mortgage lien on the CNN Center and adjacent parking deck facility.

12% SENIOR
SUBORDINATED DEBENTURES
On September 16, 1994, the Company called for the redemption on October 17, 1994, all of its outstanding 12% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). The Company used its unsecured revolving credit facility to redeem the Subordinated Debentures, of which $536,981,000, net of unamortized discount of $3,019,000, was outstanding at redemption date. The Subordinated Debentures were redeemed at the rate of $1,045 plus accrued interest in cash for each $1,000 principal amount at maturity.

SHELF REGISTRATION
On May 6, 1993, the Company filed a registration statement with the Securities and Exchange Commission (the "Shelf Registration") to allow the Company to offer, from time to time, the sale of up to $1,100,000,000 of unsecured senior debt or unsecured senior subordinated debt securities, consisting of notes, debentures, or other evidence of indebtedness.

8 3/8% SENIOR NOTES
On July 8, 1993, the Company sold $300,000,000 of 8 3/8% Senior Notes due July 1, 2013 (the "Notes") under the Shelf Registration. The net proceeds to the Company were approximately $291,445,000, after market and underwriting discounts. The Notes bear interest at the rate of 8 3/8% per annum payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1994. The Notes are not redeemable at the option of the Company. Each holder has the right to require the Company to repurchase such holder's Notes in whole, but not in part, upon the occurrence of certain triggering events, including, without limitation, a change of control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture relating to the Notes. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The covenants governing the Notes limit the Company's ability to incur additional funded debt by requiring the maintenance of a minimum consolidated interest coverage ratio, as defined.

7.4% SENIOR NOTES
AND 8.4% SENIOR DEBENTURES
On February 3, 1994, the Company sold $250,000,000 of 7.4% Senior Notes due 2004 (the "Senior Notes") and $200,000,000 of 8.4% Senior Debentures due 2024 (the "Senior Debentures" and, together with the Senior Notes, the "Securities") under the Shelf Registration. The net proceeds to the Company were approximately $246,282,000 and $196,680,000, respectively, after market and underwriting discounts. The Senior Notes and the Senior Debentures bear interest at the rate of 7.4% and 8.4% per annum, respectively, payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1994. The Senior Notes are not redeemable at the option of the Company. The Senior Debentures are redeemable, at the Company's option, at any time after February 1, 2004, at a redemption price of 104.161% of the principal amount, plus accrued and unpaid interest to the date of redemption, which redemption price reduces over 10 years to a redemption price of 100% of the principal amount in 2014 and thereafter. Each holder has the right to require the Company to repurchase such holder's Securities in whole, but not in part, at a redemption price, payable in cash, equal to 101% of the principal amount, plus accrued and unpaid interest to the date fixed for redemption, upon the occurrence of certain triggering events, including, without limitation, a change of control, certain restricted payments or certain consolidations, mergers, conveyances or transfers of assets, each as defined in the indenture related to the Securities. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Securities prior to maturity.
   The Company used substantially all of the net proceeds to repay amounts outstanding under the 1993 Credit Agreement incurred in connection with the acquisitions of Castle Rock and the remaining 50% interest in the Joint Venture.

ZERO COUPON SUBORDINATED
CONVERTIBLE NOTES DUE 2004
On July 9, 1993, the Company called for redemption all of its zero coupon subordinated convertible notes due 2004 (the "Convertible Notes due 2004"), of which $290,507,000, net of unamortized discount of $409,493,000, was outstanding at August 9, 1993. The Convertible Notes due 2004 could have been converted into shares of Class B Common Stock, par value $0.0625 per share, at any time before the close of business on August 9, 1993, at the rate of 15 shares of Class B Common Stock for each $1,000 principal amount at maturity. All Convertible Notes due 2004 which were not converted into shares of Class B Common Stock were redeemed on August 9, 1993, at a redemption price of $415.01 in cash for each $1,000 principal amount at maturity. The price reflects accrued original issue discount at the rate of 8% compounded semi-annually to the redemption date.

ZERO COUPON SUBORDINATED
CONVERTIBLE NOTES DUE 2007
The zero coupon subordinated convertible notes due February 13, 2007 (the "Convertible Notes due 2007") were issued at $343.61 per $1,000 principal amount at maturity with no periodic payments of interest. The issue price of the Convertible Notes due 2007 represents a yield to maturity of 7.25% annually. Each $1,000 principal amount at maturity is convertible at the option of the holder, at any time on or prior to maturity, into 12.783 shares of Class B Common Stock. The conversion rate will not be adjusted for accrued original issue discount but will be subject to adjustment upon the occurrence of certain events affecting Class B Common Stock and, upon conversion, the holder will not receive any cash payment representing accrued original issue discount. The Convertible Notes due 2007 are redeemable on or after February 13, 1995, at the option of the Company, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption. Each holder of Convertible Notes due 2007 will have the option of requiring the Company to purchase such holder's Convertible Notes due 2007 on February 13, 1997, for a purchase price of $490.58 (the issue price plus accrued original issue discount to such date) per $1,000 principal amount at maturity to be paid, at the option of the Company, in cash or shares of Class B Common Stock or any combination thereof.

OTHER
Maturities of long-term debt, including debt discount, for each of the five years following December 31, 1994, are: $1,345,000, $1,324,000, $1,317,000,
$101,408,000 and $591,085,000, respectively, and $2,162,238,000 after 1999.
Included in the maturities of long-term debt are obligations under capital leases of $1,299,000, $1,273,000, $1,261,000, $1,346,000 and $1,016,000 for
each of the five years following December 31, 1994, respectively, and $5,000 after 1999. Obligations for film contracts payable and obligations for deferred compensation, including imputed interest, for each of the five years following December 31, 1994, are: $55,181,000, $34,138,000, $27,693,000, $7,400,000 and
$804,000, respectively, and $11,785,000 after 1999.
   The redemption of the Convertible Notes due 2004 and cancellation of the 1989 Credit Agreement and the CNN Center Ventures Credit Agreement resulted in an extraordinary charge of $10,693,000, net of approximately $6,253,000 of tax benefit, representing the write-off of unamortized debt issue costs in 1993. The redemption of the Subordinated Debentures resulted in an extraordinary charge of $24,996,000, net of $15,981,000 of tax benefit, representing the redemption premium and the write-off of original issue discount.


NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
   The following methods and assumptions were used by the Company to estimate the fair value of its significant financial instruments:

CASH AND CASH EQUIVALENTS
The carrying amount reported as of December 31, 1994 and 1993 approximates fair value.

INSTALLMENT CONTRACTS RECEIVABLE
Installment contracts receivable are recorded net of discount and as such the carrying amount reported as of December 31, 1994 and 1993 approximates fair value.

FILM CONTRACTS PAYABLE
Film contracts payable are recorded net of discount and as such the carrying amount reported as of December 31, 1994 and 1993 approximates fair value.

LONG-TERM DEBT
The borrowings at December 31, 1994 under the Company's 1993 and 1994 Credit Agreements and at December 31, 1993 under the 1993 Credit Agreement have floating interest rates and, therefore, approximate fair value. The fair value at December 31, 1994 of the Senior Notes, the Senior Debentures, the Notes and the Convertible Notes due 2007 and at December 31, 1993 of the Subordinated Debentures, the Notes and the Convertible Notes due 2007 is based on quoted market values on the respective dates. See Note 5 of Notes to Consolidated Financial Statements.

INTEREST RATE SWAP AGREEMENTS
The fair value of the interest rate swap agreements is the amount the counterparties would charge the Company to terminate the swap agreements on that date. See Note 5 of Notes to Consolidated Financial Statements.
   The carrying amounts and estimated fair values of the Company's long-term debt, net of obligations under capital leases, including amounts related to the interest rate swap agreements of $2,300,000 and $30,800,000 at December 31, 1994 and 1993, respectively, are as follows:

                                                              December 31,
in thousands                                            1994                1993
--------------------------------------------------------------------------------
Fair value                                        $2,360,000          $2,386,000
Carrying amount                                    2,513,000           2,290,000
--------------------------------------------------------------------------------

   The 1994 excess of carrying value over fair value of long-term debt, net of obligations under capital leases, is principally due to an increase in market interest rates since the original issuance of the Senior Notes, the Senior Debentures and the Notes. The 1993 excess of fair value over carrying value of long-term debt, net of obligations under capital leases, is principally due to a decline in market interest rates since the original issuance of the Subordinated Debentures and the Convertible Notes due 2007 and the inception of the interest rate swap agreements.

INTERNATIONAL EXCHANGE RATE FLUCTUATIONS
The Company is exposed to financial risk as a result of international currency fluctuations due to its international operations. During 1994, such risk was immaterial.


NOTE 7 INCOME TAXES

Effective January 1, 1993, the Company adopted FAS 109. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method pursuant to Accounting Principles Board Opinion No. 11, to an asset and liability approach. FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.
   The cumulative adjustment for income taxes as a result of the adoption of FAS 109 on January 1, 1993 was a non-recurring charge to earnings of $306,000,000 and is reflected in the 1993 Consolidated Statement of Operations as a cumulative effect of a change in accounting for income taxes. The amount relates primarily to the TEC Film Library where there were substantial differences between amounts recorded for financial reporting purposes and for income tax purposes. The FAS 109 cumulative adjustment includes $45,000,000 representing the Company's 50% share of the FAS 109 cumulative adjustment recorded by Hanna-Barbera Entertainment Company, now Hanna-Barbera Holding Company, which was acquired in 1991. See Note 2 of Notes to Consolidated Financial Statements.
   The provision (benefit) for income taxes for the three years ended December 31, 1994 consists of the following:

                                                   Year ended December 31,
in thousands                                   1994          1993          1992
--------------------------------------------------------------------------------
Current
  Federal                                  $ 42,279      $ 12,646      $ 45,105
  State and local                            18,416         9,381        11,743
  International                              18,525        12,720         8,836
Deferred
  Federal                                   (23,647)       18,147          --
  Increase in federal tax rate                 --           6,788          --
  State and local                           (12,144)       (6,691)         --
  International                             (10,258)       (4,867)         --
--------------------------------------------------------------------------------
Provision for income taxes
  before extraordinary item                  33,171        48,124        65,684
Extraordinary item -
  realization of operating
  loss carryforwards
    Federal                                    --            --         (41,308)
    State                                      --            --          (2,253)
--------------------------------------------------------------------------------
Net provision for
  income taxes                             $ 33,171      $ 48,124      $ 22,123
================================================================================

   The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate (35% in 1994 and 1993 and 34% in 1992) to pretax income from continuing operations as a result of the following items:

                                                     Year ended December 31,
in thousands                                     1994          1993         1992
--------------------------------------------------------------------------------
Federal tax provision on
  pretax income before
  extraordinary items
  at statutory federal
  income tax rate                            $ 27,763      $ 42,199     $ 33,913
Increase (decrease) due to:
  Increase in federal
    income tax rate                              --           6,788         --
  State and local taxes, net
    of federal benefit                          4,077         1,749        7,750
  Equity in income of
    unconsolidated entities                      --          (3,686)        --
  Purchased film costs and
    related intangibles                          --            --         10,705
  Nondeductible expenses                        5,227          --           --
  International taxes, net
    of federal benefit                           --            --          8,836
  Change in valuation
    analysis                                   (3,500)         --           --
  Other                                          (396)        1,074        4,480
--------------------------------------------------------------------------------
Provision for income taxes
  before extraordinary item                  $ 33,171      $ 48,124     $ 65,684
================================================================================

Deferred tax assets (liabilities) consist of the following:

                                              December 31,         January 1,
in thousands                              1994           1993        1993
-----------------------------------------------------------------------------
                                                               |
Deferred tax assets                                            |
  Accruals and reserves              $  57,504      $  43,478  |  $  33,759
  Tax credits and net                                          |
    operating losses                    30,465         39,682  |     86,556
  Fixed assets                            --            3,547  |       --
  Other                                 17,544         25,924  |     11,804
---------------------------------------------------------------|-------------
                                       105,513        112,631  |    132,119
---------------------------------------------------------------|-------------
Valuation allowance on                                         |
  deferred tax assets                   (5,223)        (8,723) |     (8,723)
---------------------------------------------------------------|-------------
Deferred tax liabilities                                       |
  Film costs and related                                       |
    intangibles                       (426,931)      (417,018) |   (337,491)
Accounts receivable                    (34,656)       (44,247) |    (19,635)
Other                                  (17,266)       (18,620) |    (26,770)
---------------------------------------------------------------|-------------
                                      (478,853)      (479,885) |   (383,896)
---------------------------------------------------------------|-------------
                                     $(378,563)     $(375,977) |  $(260,500)
=============================================================================

   The valuation allowance for deferred tax assets at December 31, 1994 was $5,223,000. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $3,500,000, relating to foreign tax credits ("FTC").
   At December 31, 1994, investment tax credit ("ITC") carryforwards of approximately $2,800,000 were available to offset future federal income tax. For tax purposes, the ITC carryforwards will expire from 1999 through 2001. Additionally, an alternative minimum tax credit of approximately $6,000,000 is available to offset the Company's regular tax liability in future years.
   In connection with the Company's 1986 purchase of Metro-Goldwyn-Mayer Inc./United Artists ("MGM/ UA") the Company also acquired certain ITC carryforwards which can only be used to reduce the federal income tax liability of Turner Entertainment Co. ("TEC"), a wholly-owned subsidiary of the Company. As of December 31, 1994, approximately $11,600,000 of ITC carryforwards remain available to offset the future tax liability of TEC. The realization of tax benefits from the utilization of the remaining TEC carryforwards is dependent on TEC having future taxable income. The unused ITC carryforwards will begin expiring in 1999.
   In connection with the Company's 1993 purchase of the remaining 50% of the Joint Venture, the Company also acquired certain net operating loss ("NOL") and FTC carryforwards which can only be used to reduce the federal income tax liability of the Joint Venture. As of December 31, 1994, approximately $4,500,000 of NOL carryforwards and approximately $1,100,000 of FTC carryforwards remain available to offset the future tax liability of the Joint Venture.
   The 1991 and 1992 consolidated federal income tax returns of the Company are presently under examination by the Internal Revenue Service ("IRS").
The ultimate result of the examinations cannot be predicted at this time. In the opinion of management, any additional tax liability resulting from these examinations would not have a material adverse impact on the consolidated financial position or operating results of the Company.
   The Company's tax liability has been reduced by approximately $459,000 and $13,359,000 in 1994 and 1993, respectively, representing realization of the tax benefits associated with the exercise of stock options. This benefit has been recorded as an increase to the Company's capital in excess of par value.

NOTE 8 COMMITMENTS AND CONTINGENCIES

COMMITMENTS
In addition to long-term noncancellable operating lease commitments for vehicles, sports facilities, satellite transmission facilities and office space, the Company's principal revenue-producing operations enter into extended commitments integral to their respective operations.

Amounts payable for the commitments discussed in Note 8 are summarized as follows:


                         Licensed       Produced                       Employment
in thousands          program rights   programming       Newsgathering  contracts
---------------------------------------------------------------------------------
1995                     $ 79,978       $404,733           $ 5,904      $ 72,080
1996                       68,688        240,507             2,636        63,512
1997                       56,371        233,288             2,537        52,879
1998                       50,983         69,774               480       127,685
1999 and thereafter       101,440            --              1,618        24,794
--------------------------------------------------------------------------------
                         $357,460       $948,302           $13,175      $340,950
================================================================================

================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.

   At December 31, 1994, the Company was obligated to make future payments under contracts for licensed film rights not currently available for use and, therefore, not included in the consolidated balance sheet. The Company also has commitments under contracts for rights to or production of other programming not yet produced, of which $734,953,000 relates to sports programming.
   The Company has contracted for newsgathering services and technical support at bureaus and overland transmission services, payable in varying amounts through 2019. In June 1990, the Company entered into an exclusive domestic syndication and licensing agreement, as amended, under which the Company committed to make up to a $10,000,000 advance, recoupable against sales over the five-year period beginning September 1997, to the extent that the Company generates less than $72,000,000 of gross sales less distribution costs, as defined, over the five-year period beginning September 1992.
   Long-term employment contracts currently in effect provide for, among other items, aggregate annual compensation for baseball players and other employees of the Company. These amounts represent the maximum possible obligation, including potential incentive compensation for certain baseball players (although certain incentive compensation cannot be earned by more than one baseball player per season) that can be earned under the terms of the contracts. Amounts payable for the above noted commitments are summarized at the bottom of page 45.

CONTINGENCIES AND PENDING LITIGATION
   Because of the nature of its principal revenue-producing activities, the Company is, in the routine operation of its business, subject to litigation, claims, assessments and various legal matters. In the opinion of management, none of these matters is expected to result in a judgment having a material adverse effect on the Company's consolidated financial position or results of operations.
   Pursuant to an Indemnification Agreement (the "Indemnification Agreement"), as executed in connection with the Company's acquisition of MGM/UA and as supplemented at the time the Company sold certain assets to United Artists Corporation on August 25, 1986, the Company assumed responsibility for a variety of lawsuits and claims from MGM/UA. Generally, these lawsuits and claims arose in the normal course of MGM/UA's business. The Company believes that the resolution of the suits and claims for which it assumed responsibility pursuant to the Indemnification Agreement will not have a material adverse impact on the consolidated financial position or operating results of the Company.
   The Company is currently in negotiations with a financial institution whereby the Company will be able to sell on an ongoing basis and without recourse up to $300,000,000 of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable.
Proceeds from the sale will be used to repay amounts outstanding under the Company's bank credit facilities. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities.

NOTE 9 STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK
Prior to June 1992, each share of Class A and Class B Common Stock was identical in all respects except for cash dividends and voting privileges. In the case of cash dividends, the amount of such dividends payable on Class A Common Stock was 90% of the amount payable per share on the Class B Common Stock. In June 1992, the Company amended its Articles of Incorporation to permit the payment of equal cash dividends per share on the Class A Common Stock and Class B Common Stock. In the case of voting privileges, the Class A Common stockholders were entitled to one vote per share and the Class B Common stockholders are entitled to one-fifth vote per share. In June 1994, the Company amended its Restated Articles of Incorporation to increase the voting power of the Class A Common Stock to two votes per share.
   In February 1992, the Board of Directors declared cash dividends upon the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.01125 for each share of Class A Common Stock held and $0.0125 for each share of Class B Common Stock held. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend ($0.0750 for each share held) based on the number of underlying shares of Class B Common Stock. Following the amendment of the Company's Articles of Incorporation, the Finance Committee declared dividends payable for each of the remaining quarters of 1992 at the rate of $0.0125 for each outstanding share of Class A Common Stock and Class B Common Stock and $0.0750 for each share of Class C Preferred Stock.
   In 1993 and 1994, the Board of Directors declared cash dividends on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the respective record dates each quarter. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to equivalent cash dividends of $0.105 for each share held on the record date each quarter based on the number of shares of Class B Common Stock which would be receivable upon conversion of each share of Class C Preferred Stock.
   The Company's ability to pay cash dividends to holders of shares of the Class A and Class B Common Stock and the Class C Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments, currently the most restrictive of which limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.
   During 1994, approximately 24,000 shares of Class B Common Stock were issued to certain officers and employees. During 1993, approximately 300,000 shares of Class B Common Stock were issued to certain officers and employees and in conjunction with the redemption of the Convertible Notes due 2004. See Note 5 of Notes to Consolidated Financial Statements.
   On September 30, 1992, the Company issued 11,500,000 shares of Class B Common Stock through a public offering, resulting in net proceeds of approximately $204,644,000.

CLASS C CONVERTIBLE PREFERRED STOCK AND CLASS B CUMULATIVE PREFERRED STOCK
On June 3, 1987, the Company issued to a group of investors (the "Units Investors") an aggregate of 12,396,976 units of its securities (the "Units Offering"), each unit composed of one share of the Company's Class B Cumulative Preferred Stock (the "Class B Preferred Stock") and one share of the Company's Class C Preferred Stock, for an aggregate consideration of approximately $568,194,000, or $45.8333 per unit. All of the outstanding shares of Class B Preferred Stock have been redeemed by the Company.
   The terms of the Class C Preferred Stock provide for conversion to Class B Common Stock, at the option of the holder, at a current rate of six shares of Class B Common Stock for every one share of Class C Preferred Stock at any date prior to redemption. The Class C Preferred stockholders are entitled to vote as though they held the Class B Common Stock underlying the Class C preferred shares and are entitled to vote as a separate class for seven members of the Company's 15 member board of directors. In addition, holders of the Class C Preferred Stock are entitled to dividends (non-cumulative) based on the number of underlying shares of Class B Common Stock. If the number of outstanding shares of Class C Preferred Stock is less than 4,000,000, the right of the Class C preferred stockholders to vote as a separate class for seven directors ceases and the Company may redeem the then outstanding shares at a redemption price per share equal to the common stock equivalent price on the redemption date.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.

STOCK OPTIONS
The Company has two stock option plans under which options may be granted to certain key employees at prices determined by the Stock Option and Compensation Committee. The 1983 Stock Option Plan (the "1983 Plan") expired in 1993; no options were granted, exercised, canceled or expired under this plan in 1992, 1993 or 1994. Under the 1988 Stock Option Plan (the "1988 Plan"), options may not be granted at less than par value on the date of grant but may be granted at less than the fair market value ("FMV") on the date of grant, except for an incentive stock option. The option price per share subject to an incentive stock option may not be less than the greater of 100% of the FMV per share on the grant date, or the par value per share; however, in the case of an incentive stock option granted to a 10% shareholder, the option price per share may not be less than the greater of 110% of FMV per share on the date of grant or the par value per share. All options granted under the 1988 Plan have been granted at FMV. At December 31, 1994, the total number of shares available for the grant of options under the 1988 Plan was 571,809 Class B common shares.
   Under the 1993 Stock Option and Equity-Based Award Plan (the "1993 Plan"), adopted November 15, 1993, options may not be granted at less than par value on the date of grant but may be granted at less than the FMV on the date of grant, except for an incentive stock option. The option price per share subject to an incentive stock option may not be less than the greater of 100% of the FMV per share on the grant date, or the par value per share; however, in the case of an incentive stock option granted to a 10% shareholder, the option price per share may not be less than the greater of 110% of FMV per share on the date of grant or the par value per share. At December 31, 1994, the total number of shares available for the grant of options under the 1993 Plan was 2,125,000 Class B common shares.
   In connection with the Merger, the Company assumed three New Line Stock Option Plans in effect at that time. Acccordingly, each New Line stock option outstanding at the time of the Merger constituted an option to acquire the same number of shares of Class B Common Stock as the holder of the New Line stock option would have been entitled to receive pursuant to the Merger had such holder exercised such option in full immediately prior to the Merger.
   Transactions relating to rights to purchase Class B Common Stock under the 1988 Plan, 1993 Plan and pursuant to the Merger for the three years ended December 31, 1994, are summarized below:

                                                            Exercise Price(1)
                                                       -------------------------
in thousands, except share data       Number of shares   Per share     Aggregate
--------------------------------------------------------------------------------
Balance at December 31, 1991             4,259,603
  Granted                                  649,550
  Exercised                               (479,164)    $2.792 - 13.170   $2,328
  Canceled or expired                      (85,869)
--------------------------------------------------------------------------------
Balance at December 31, 1992             4,344,120
  Granted                                2,070,300
  Exercised                               (754,621)    $2.792 - 19.500   $7,490
  Canceled or expired                     (188,025)
--------------------------------------------------------------------------------
Balance at December 31, 1993             5,471,774
  Granted                                5,346,950
  Assumed in conjunction with Merger     3,419,997
  Exercised                               (191,908)    $2.792 - 19.500   $1,821
  Canceled or expired                     (110,069)
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994            13,936,744
================================================================================

(1) The options outstanding at December 31, 1994, are exercisable at prices ranging from $1.3207 to $27.250 per share for a total exercise price of $258,645,000. The majority of the stock options are exercisable at $26.25 (3,215,000 shares), $11.235 (1,658,076 shares), $13.170 (1,383,746 shares),
    $27.125 (1,301,000 shares), $17.625 (1,197,550 shares), $25.625
    (1,114,300 shares) and $2.792 (694,459 shares).

   The Company has reserved shares of common stock for issuance upon exercise of outstanding stock options, conversion of the Class C Preferred Stock, the Convertible Notes due 2007 and the convertible subordinated debentures of a wholly-owned subsidiary.

NOTE 10 RETIREMENT SAVINGS PLANS

The Company has four domestic defined contribution retirement plans. The Turner Broadcasting System, Inc. Retirement Savings Plan is a tax qualified savings plan with matching Company contributions, which covers essentially all employees of the Company, except the Atlanta National League Baseball Club, Inc., employees based outside the United States and employees subject to collective bargaining agreements. A non-qualified supplemental savings plan with matching Company contributions covers employees with compensation in excess of the amount taken into consideration by the tax qualified savings plan and a non-qualified retirement plan covers certain key employees. The Atlanta Braves Retirement Savings Plan is a tax qualified savings plan without a matching Company contribution, which covers non-uniformed employees of the Atlanta National League Baseball Club, Inc.
   The Company has a defined benefit retirement plan which covers non-uniformed personnel of the Atlanta National League Baseball Club, Inc. The Company also has a defined contribution retirement plan which is tax qualified in the United Kingdom and covers essentially all employees in London.
   The Company's total contribution for all plans described above was $13,391,000, $10,537,000 and $9,484,000 for 1994, 1993 and 1992, respectively.

NOTE 11 RELATED PARTY TRANSACTIONS

Most of the investors in the Company's Units Offering have ongoing business relationships with the Company, primarily as operators, directly or through affiliates, of cable television systems which receive and distribute to their subscribers programming provided by the Company's cable television operations. See Note 9 of Notes to Consolidated Financial Statements.
   The Company recorded subscription fees from the Unit Investors for the delivery of such cable services (CNN, Headline News, TNT, Cartoon Network and Turner Classic Movies ("TCM")), before deductions for advertising allowances, of approximately $348,593,000 for 1994, $274,317,000 for 1993 and $252,257,000 for
1992. These amounts constituted approximately 63%, 54% and 57% of the Company's total subscription revenue for CNN, Headline News, TNT, Cartoon Network and TCM during each respective year. At December 31, 1994 and 1993, the receivables from the Unit Investors aggregated approximately $103,432,000 and $94,011,000, respectively. Advertising revenues received by the Company during 1994 were also indirectly dependent to a substantial degree on cable television systems operated by the Unit Investors or their affiliates since subscribers to those systems constituted approximately 66%, 66%, 67%, 67% and 62% of the cable audience coverage as of December 1994 for TBS SuperStation, CNN, Headline News, TNT and Cartoon Network, respectively. The Company has exposure to credit risk associated with the concentration of revenues with the Unit Investors, but does not consider the risk to be material.
   Pursuant to a 1986 agreement with Metro-Goldwyn-Mayer Inc.'s ("MGM") predecessor, MGM became the designated distributor in the home video market of most MGM and pre-1950 Warner Bros. films in the TEC Film Library, both domestically and internationally, and certain RKO films internationally. The distribution agreement, as subsequently amended (the "Home Video Agreement"), provides for a 15-year term commencing June 6, 1986 with distribution fees payable based primarily on the suggested retail price of the films sold. In November 1990, MGM entered into an agreement with Warner Home Video, Inc. ("WHV"), a wholly-owned subsidiary of Time Warner Inc. ("TWI"), wherein WHV agreed to service certain MGM obligations under the Home Video Agreement. Revenues recorded in 1994, 1993 and 1992 pursuant to this agreement were $104,080,000, $81,723,000 and $105,729,000, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.


   TWI and its subsidiaries have entered into license agreements with the Company pursuant to which the Company has acquired broadcast rights to cer-tain television and theatrical product. The Company paid an aggregate of approximately $19,295,000, $13,933,000 and $13,196,000 for license fees during 1994, 1993 and 1992, respectively, under these agreements and is committed to pay $69,405,000 through 2001 under these agreements. Additionally, TWI has an ownership interest in n-tv. See Note 2 of Notes to Consolidated Financial Statements.


NOTE 12 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information and non-cash investing and financing activities include:

                                                    Year ended December 31,
in thousands                                    1994          1993          1992
--------------------------------------------------------------------------------
Interest paid, net of
  interest received                         $198,042      $137,664      $150,229
Payments of accreted
  interest upon redemption
  of related securities                         --          74,683          --
Cash paid for income taxes                    36,721        18,405        12,778
Disposal of fixed assets                        --          16,327          --
================================================================================

   On January 28, 1994, the Company completed the Merger with New Line as follows (in thousands):

Fair value of assets acquired                                           $666,900
Less: common stock issued or issuable                                    406,700
      cash paid for debt and
        other acquisition costs                                          139,600
--------------------------------------------------------------------------------
Liabilities assumed, including
  Convertible Debentures                                                $120,600
================================================================================

   In 1993, the Company purchased Castle Rock and the remaining 50% of the Joint Venture and assumed liabilities as of December 31, 1993 (in thousands) as follows:

Fair value of assets acquired                                           $655,000
Less: cash paid for capital stock and debt                               258,500
      cash paid for partnership interest, debt
        and other acquisition costs                                      318,900
--------------------------------------------------------------------------------
Liabilities assumed                                                     $ 77,600
================================================================================


NOTE 13 BUSINESS SEGMENT INFORMATION

The Company is a diversified entertainment and information company whose primary business segments include Entertainment and News. Through its subsidiaries, the Company owns and operates four domestic entertainment networks, four international entertainment networks and three news networks. The Company produces, finances and distributes entertainment programming worldwide, with operations in motion pictures, animation and television production, home video, television syndication, licensing and merchandising, and publishing.
   The table on page 51 summarizes the Company's operating results by business segment. Revenues by business segment include revenues between business segments which are accounted for on substantially the same basis as revenues from unaffiliated customers. Intrasegment and intersegment revenues are primarily fees for production services billed by Entertainment or News, and for lease rentals and facility services billed by the Other segment.
   The Company derives export sales revenues from the transmission of its entertainment and news program services in international markets. In addition, the Company distributes, either directly or through third-party distributors, motion pictures and other filmed entertainment product internationally in the theatrical, home video, pay television, basic cable and over-the-air markets. Total revenues from the export sale of the Company's products and services amounted to approximately $393,000,000, $240,000,000 and $222,000,000 for the
years ended December 31, 1994, 1993 and 1992, respectively. Approximately 50%, 25% and 16% of the 1994 export sales were from customers in Europe, Asia and Latin America, respectively. Approximately 45%, 24% and 23% of the 1993 export sales were from customers in Europe, Latin America and Asia, respectively. Approximately 58% and 20% of the 1992 export sales were from customers in Europe and Asia.

BUSINESS SEGMENT INFORMATION

                                                    Year ended December 31,
in thousands                                   1994          1993          1992
--------------------------------------------------------------------------------
Total revenue
  Entertainment
    Networks                            $ 1,035,775   $   934,248   $   822,350
    Production and Distribution           1,050,374       267,035       280,529
    Intrasegment revenue elimination        (84,920)      (39,001)      (24,312)
                                        ----------------------------------------
      Total Entertainment                 2,001,229     1,162,282     1,078,567
  News                                      667,182       599,352       531,071
  Other                                     164,072       182,339       180,678
  Intersegment revenue elimination          (23,358)      (22,367)      (20,424)
--------------------------------------------------------------------------------
                                        $ 2,809,125   $ 1,921,606   $ 1,769,892
================================================================================
Operating profit (loss) (1)
  Entertainment
    Networks                            $   128,289   $   165,530   $   147,648
    Production and Distribution             (27,344)      (23,605)       (5,608)
    Intrasegment elimination                 18,507         1,320         9,798
                                        ----------------------------------------
      Total Entertainment                   119,452       143,245       151,838
  News                                      227,374       212,202       178,404
  Other                                     (70,929)      (33,267)      (36,836)
  Gain on sale of equity investment          21,746          --            --
  Equity in loss of unconsolidated
    entities (2)                            (10,001)      (20,040)       (4,024)
--------------------------------------------------------------------------------
                                        $   287,642   $   302,140   $   289,382
================================================================================
Depreciation and amortization
  of goodwill
  and other intangibles (3)
  Entertainment
    Networks                            $     7,533   $     5,445   $     3,304
    Production and Distribution              17,051         1,508           672
                                        ----------------------------------------
      Total Entertainment                    24,584         6,953         3,976
  News                                       13,135        11,147         9,107
  Other                                      21,026        21,173        20,503
--------------------------------------------------------------------------------
                                        $    58,745   $    39,273   $    33,586
================================================================================
Identifiable assets at end of year
  Entertainment
    Networks                            $   788,406   $   779,220   $   668,432
    Production and Distribution           2,727,319     1,932,751     1,253,250
                                        ----------------------------------------
      Total Entertainment                 3,515,725     2,711,971     1,921,572
    News                                    282,111       218,040       170,663
    Other                                   274,709       314,851       431,338
--------------------------------------------------------------------------------
                                        $ 4,072,545   $ 3,244,862   $ 2,523,573
================================================================================
Capital expenditures
  Entertainment
    Networks                            $    40,053   $     9,797   $     9,113
    Production and Distribution               8,687         2,559           687
                                        ----------------------------------------
      Total Entertainment                    48,740        12,356         9,800
    News                                     26,648        14,479         9,959
    Other                                    33,848        23,735        27,472
--------------------------------------------------------------------------------
                                        $   109,236   $    50,570   $    47,231
================================================================================

(1) Operating profit (loss) is defined as income (loss) before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of a change in accounting for income taxes.
(2) Equity in loss of unconsolidated entities includes the results, in applicable years, of a 50% interest in Hanna-Barbera Holding Company; a 27.5% interest in n-tv acquired March 31, 1993; a 96% interest in the Atlanta Hawks; a 44% interest in the SportSouth Network; a one-third interest in a joint venture which operates a computerized ticket sales agency; and costs associated with a commitment for a 50% joint venture interest in Moscow which was discontinued in late 1994.
(3) Includes depreciation on property and equipment and amortization associated with other intangible assets.

                  NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                       TURNER BROADCASTING SYSTEM, INC.



NOTE 14 UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                         1994 Three months ended
in thousands, except per share data                             Mar. 31    June 30   Sept. 30    Dec. 31
                                                              ---------   --------  ---------   --------
Revenue                                                       $ 567,304   $677,647   $738,889   $825,285
Operating profit (1)                                             29,949     74,242     87,537     95,914
Income (loss) before extraordinary items                        (13,624)    12,919     20,383     26,475
Net income (loss) (2)                                           (13,624)    12,919     (4,613)    26,475
                                                              =========   ========   ========   ========
Earnings (loss) per common share
  Income (loss) before extraordinary items                    $   (0.07)  $   0.05   $   0.07   $   0.09
Net income (loss)                                             $   (0.07)  $   0.05   $  (0.02)  $   0.09
                                                              =========   ========   ========   ========

                                                                         1993 Three months ended
in thousands, except per share data                             Mar. 31    June 30  Sept. 30     Dec. 31(3)
                                                              ---------   --------   --------   --------
Revenue                                                       $ 398,424   $486,861   $501,289   $535,032
Operating profit (1)                                             80,250     97,167     59,948     64,775
Income before extraordinary items and the cumulative
  effect of a change in accounting for income taxes              20,135     31,071      7,154     14,085
Cumulative effect of a change in accounting for income taxes   (306,000)      --         --         --
Net income (loss)(2)                                           (285,865)    31,071      1,018      9,528
Earnings per common share
  Income before extraordinary items and the cumulative
    effect of a change in accounting for income taxes         $    0.08   $   0.12   $   0.02   $   0.05
  Net income (loss)                                           $   (1.08)  $   0.12   $   0.00   $   0.04
                                                              =========   ========   ========   ========

(1) Operating profit is defined as income before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of a change in accounting for income taxes, where applicable.
(2) Extraordinary losses on early extinguishments of debt of $10,051,000, $6,895,000 and $40,977,000, net of income tax benefits of $3,926,000,
    $2,327,000 and $15,981,000, respectively, for the three months ended September 30, 1993, December 31, 1993 and September 30, 1994, respectively, are included in the calculation of net income.
(3) The three-month period ended December 31, 1993 includes a $16,000,000 increase in operating profit due primarily to changes in certain estimates based on additional financial information obtained during such period.

                                   REPORT OF
                            INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Turner Broadcasting System, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of Turner Broadcasting System, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
   As discussed in Note 7 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes in 1993.


/s/ PRICE WATERHOUSE LLP
------------------------
PRICE WATERHOUSE LLP
Atlanta, Georgia
February 15, 1995


                          MANAGEMENT'S RESPONSIBILITY
                            FOR FINANCIAL STATEMENTS
                        TURNER BROADCASTING SYSTEM, INC.

The consolidated financial statements included in this report were prepared by the Company in conformity with generally accepted accounting principles. Management's best estimates and judgments were used, where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. As set forth in their report, their audit was conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They evaluate the system of internal accounting control and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.
   The Company maintains a system of internal accounting controls which is designed to provide a reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal audit function which evaluates the adequacy and effectiveness of internal accounting controls.
   The Audit Committee of the Board of Directors consists of directors who are neither officers nor employees of the Company. The Committee meets periodically with management, internal auditors and the independent accountants to discuss auditing, internal accounting control and financial reporting matters. The Director of Internal Audit and the independent accountants have full and free access to meet with the Audit Committee with and without management being present.


/s/ Wayne H. Pace                        /s/ William S. Ghegan
------------------------                 ------------------------
Wayne H. Pace                            William S. Ghegan
Vice President - Finance and             Vice President,
Chief Financial Officer                  Controller and Chief
                                         Accounting Officer

                              Investor Information
                        Turner Broadcasting System, Inc.


COMMON STOCK TRANSFER AGENT AND REGISTRAR

First Union National Bank of North Carolina
Shareholders Services Group
230 South Tryon Street
Charlotte, North Carolina 28202-1154
(800) 729-8432


TRUSTEES AND PAYING AGENTS

Credit Agreements
The Chase Manhattan Bank, N.A.
90 William Street
New York, New York 10081

8 3/8% Senior Notes due 2013
7.4% Senior Notes and 8.4% Senior Debentures
The First National Bank of Boston
P.O. Box 1618
Boston, Massachusetts 02105

Zero Coupon Subordinated Convertible Notes due 2007
The Bank of New York
Corporate Trust Administration Group
101 Barclay Street, 21st Floor
New York, New York 10286


PRICE RANGE OF COMMON STOCK

The Class A Common Stock trades on the American Stock Exchange ("AMEX") under the symbol "TBS.A" and the Class B Common Stock trades on the AMEX under the symbol "TBS.B." The following table sets forth, for the periods indicated, the high and low closing sales prices per share of common stock on the AMEX Composite Tape.

                                                     Calendar Year
                                       -----------------------------------------
                                              1994                   1993
                                         High       Low        High       Low
--------------------------------------------------------------------------------
First quarter
  Class A                              $27 5/8    $20 1/2    $23 3/4    $19 1/2
  Class B                               27 3/4     20 1/2     23 1/2     19 1/4
Second quarter
  Class A                               20         17 1/8     23 3/4     20
  Class B                               20         17 1/4     23 5/8     20
Third quarter
  Class A                               19 5/8     17         26 5/8     19 7/8
  Class B                               20         17         26 7/8     20 3/8
Fourth quarter
  Class A                               20         15         29 1/4     24 1/8
  Class B                               20 3/8     15 1/8     29         24 1/4
--------------------------------------------------------------------------------


STOCKHOLDERS

The approximate number of holders of record of Class A Common Stock and Class B Common Stock as of December 31, 1994 was 1,900 and 2,100, respectively. This number does not include all individuals with beneficial interests in the stock.


DIVIDEND POLICY

Prior to 1992, the Company had not paid a cash dividend on its common equity since 1975. In 1994 and 1993, the Company paid quarterly dividends of $0.01750 per share on both Class A Common Stock and Class B Common Stock. Holders of the Company's Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held based on the number of underlying shares of Class B Common Stock.
   The Indenture governing the 12% Senior Subordinated Debentures (redeemed in
1994), the Indenture governing the 8 3/8% Senior Notes, the 7.4% Senior Notes, and the 8.4% Senior Debentures and the Company's bank credit agreements contain provisions limiting the ability of the Company to pay cash dividends to the holders of its common shares. Currently, the most restrictive covenant limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30 million. In any event, the declaration of dividends on common shares is within the discretion of the Board of Directors of the Company and is therefore subject to many considerations, including financial covenants, operating results, business and capital requirements and other factors.


RESTRICTIONS ON STOCK OWNERSHIP

The Communications Act of 1934 provides that no broadcast license may be held by a corporation in which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens. The Communications Act further prohibits, without Federal Communications Commission approval, the holding by a corporation of the capital stock of another corporation owning a broadcast license if more than 25% of the capital stock of such parent corporation is owned of record or voted by non-U.S. citizens. The Company's Articles of Incorporation incorporate these restrictions on non-U.S. ownership so that such restrictions are applied separately to each class of the Company's capital stock. The Company has reserved the right to refuse to transfer shares of its capital stock which would result in a violation of these restrictions.


FORM 10-K REQUESTS

The Company will provide copies of its 1994 Form 10-K upon written request directed to:
  Kitsie Bassett Riggall
  Assistant Vice President - Investor Relations
  Turner Broadcasting System, Inc.
  One CNN Center
  Atlanta, Georgia 30303