Form 10-K/A
period 1994-12-31
TURNER BROADCASTING SYSTEM INC
filed 1995-04-27
CIK 100240

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT [NO FEE REQUIRED]

For the transition period from ____________________ to _________________

Commission File No. 0-9334

                       TURNER BROADCASTING SYSTEM, INC.
            (Exact name of registrant as specified in its charter)


               Georgia                               58-0950695
               -------                               ----------
     (State or other jurisdiction                   (IRS Employer
          of incorporation)                      Identification No.)

   One CNN Center, Atlanta, Georgia                     30303
(Address of principal executive offices)              (Zip Code)

                                (404) 827-1700
              Registrant's telephone number, including area code

EXECUTIVE OFFICERS OF THE COMPANY

        The following table lists the executive officers of the Company, their ages and their positions as of February 28, 1995:


NAME                    AGE             POSITION
- ----                    ---             --------
R.E. Turner             56              Chairman of the Board of Directors and President
Christian L. Becken     41              Vice President and Treasurer
William S. Ghegan       46              Vice President, Controller and Chief Accounting Officer
William H. Grumbles*    45              Vice President - Worldwide Distribution
Elahe Hessamfar         41              Vice President and Chief Information Officer
Steven J. Heyer         42              Vice President - Advertising Sales and Marketing
W. Thomas Johnson       53              Director and Vice President - News
Steven W. Korn          41              Vice President, General Counsel and Secretary
Terence F. McGuirk      43              Director and Executive Vice President
Wayne H. Pace           48              Vice President - Finance and Chief Financial Officer
Scott M. Sassa          36              Director and Vice President - Turner Entertainment Group
William M. Shaw         50              Vice President - Administration
Robert Shaye            55              Director, and Chairman and Chief Executive Officer, New Line Cinema Corporation
Julia W. Sprunt*        41              Vice President - Marketing and Communications

- ----------------
*  William H. Grumbles and Julia W. Sprunt are married to each other.

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

        William S. Ghegan, who joined the Company as Corporate Controller in 1985, was promoted to Vice President, Controller and Chief Accounting Officer in 1987. Formerly, he was Senior Manager with Price Waterhouse, an international accounting firm, from 1979 to 1985.

        William H. Grumbles, who joined the Company in 1989 as Executive Vice President of Turner Network Sales, Inc. ("TNS"), previously known as Turner Cable Network Sales, Inc. ("TCNS"), was promoted to President of Turner International, Inc. in 1991 and Vice President - International Sales of the Company in 1992. In 1993, his title became Vice President - Worldwide Distribution. Previously, he served as Vice President - Affiliate Relations for Home Box Office.

        Elahe Hessamfar joined the Company in 1993 as Vice President and Chief Information Officer. Previously Ms. Hessamfar was Vice President, Information Systems for PacBell Directory from 1987 until joining the Company.

        Steven J. Heyer joined the Company in May 1994 as Vice President - Advertising Sales and Marketing. He also serves as President of Turner Broadcasting Sales, Inc. Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Inc., a worldwide advertising agency from September 1992 until joining the Company. From 1977 until September 1992 he was employed with the management consulting firm of Booz, Allen & Hamilton, Inc., where he served as Senior Vice President and Managing Partner of the New York office of the firm.

        W. Thomas Johnson joined the Company in 1990 as Vice President - News. He also serves as President of CNN. Previously, Mr. Johnson was Chairman of the Los Angeles Times from 1989 until joining the Company, and also Vice Chairman of the Times Mirror Company from 1987 until joining the Company.
From 1980 he had served as Publisher and Chief Executive Officer of the Los Angeles Times.

        Steven W. Korn joined the Company in September 1983 as Assistant Vice President and Deputy General Counsel. He became Vice President in 1986, Secretary in 1987 and General Counsel in 1988. Formerly, he was an attorney with the law firm of Troutman Sanders.

        Terence F. McGuirk joined the Company in 1972 as Account Executive. In 1975, he assumed the duties of Director of Cable Relations and three years later became the Director of Special Projects. He was promoted to Vice President of the Company in 1978 and was elected as a director in 1987. Mr. McGuirk was promoted to Executive Vice President in 1990.

        Wayne H. Pace joined the Company in July 1993 as Vice President - Finance and Chief Financial Officer. From 1981 until July 1993, he was a partner with Price Waterhouse, an international accounting firm.

        Scott M. Sassa rejoined the Company in 1988 as Executive Vice President of TNT, Inc. He became Vice President - Entertainment Networks in 1990 and was elected a director in 1992. In 1994, his title became Vice President - Turner Entertainment Group. Mr. Sassa also serves as President - Turner Entertainment Group, Inc. Before rejoining the Company, Mr. Sassa served as Vice President of New Business Development of Ohlmeyer Communications Company in 1987 and prior to that as Vice President of Network Management at Fox Broadcasting Company.

        William M. Shaw joined the Company in 1981 as Director of Personnel and was promoted to Vice President - Personnel in 1982. He was promoted to Vice President - Administration in 1991. Previously, he served as Director of Personnel at Siemens-Allis Corp.


        Robert Shaye has served as President or Chairman and Chief Executive Officer of New Line Cinema Corporation ("New Line") since its inception in 1967. He currently serves as Chairman and Chief Executive Officer of New Line, a wholly-owned subsidiary of the Company since January 28, 1994. Mr. Shaye was elected as a director of the Company in April 1994.


        Julia W. Sprunt, who joined the Company in 1981 as a Marketing Manager of TCNS, became Director - Southeast Region of TCNS in 1985. She was promoted to Vice President - Western Region of TCNS in 1986 and became Senior Vice President of TNS in 1987. Ms. Sprunt was promoted to Vice President - Marketing of TBS SuperStation in 1989 before becoming Vice President - Corporate Marketing and Communications in 1990.

                                  SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                        TURNER BROADCASTING SYSTEM, INC.

                                                  (Registrant)



Date:  April 27, 1995                   By: /s/ William S. Ghegan
                                            ------------------------------

                                        Name:  William S. Ghegan
                                        Title: Vice President and Controller
                                               and Chief Accounting Officer