Form 10-Q
period 1995-03-31
TURNER BROADCASTING SYSTEM INC
filed 1995-05-11
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to
                               -------------   ------------

Commission File No. 1-8911


                       TURNER BROADCASTING SYSTEM, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                       58-0950695
- -------------------------------           ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                                   30303
- -------------------------------           ------------------------------------
    (Address of principal                              (Zip Code)
      executive offices)

                                (404) 827-1700
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X            No
   --------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
         Class                                           March 31, 1995
- ----------------------------                   -------------------------------
Class A Common Stock, par
   value $0.0625                                            68,330,388
Class B Common Stock, par
   value $0.0625                                           137,471,706

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        1995                   1994
                                                                                    ------------           ------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .          $   38,856             $   52,895
Accounts receivable, less allowance of
    $31,959 and $31,862
      Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             539,919                567,404
      Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              68,631                103,432
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             496,022                446,355
Installment contracts receivable, less
    allowance of $12,362 and $10,661  . . . . . . . . . . . . . . . . . . .              48,676                 46,806
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .              79,630                 71,510
                                                                                     ----------             ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           1,271,734              1,288,402

Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .           1,902,242              1,893,069
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             312,818                308,960
Installment contracts receivable, less
    discount of $536 and $347   . . . . . . . . . . . . . . . . . . . . . .               6,625                  1,971
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .             435,025                409,468
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             159,330                170,675
                                                                                     ----------             ----------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $4,087,774             $4,072,545
                                                                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .          $  227,349             $  298,849
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             130,675                108,122
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              76,092                 61,376
Participants' share and royalties payable . . . . . . . . . . . . . . . . .              66,215                 58,417
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28,049                 37,338
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              66,151                 40,252
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               1,477                  1,345
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              47,537                 40,702
                                                                                     ----------             ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .             643,545                646,401

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .           2,522,139              2,517,748
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             402,989                385,731
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .             157,642                178,934
                                                                                     ----------             ----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .           3,726,315              3,728,814

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .             361,459                343,731
                                                                                     ----------             ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   . . . . . . . . . . .          $4,087,774             $4,072,545
                                                                                     ==========             ==========





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             THREE MONTHS
                                                                                                 ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1995            1994
                                                                                     -------------  --------------
Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $583,851        $469,104
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         126,464          98,200
                                                                                       --------        --------
                                                                                        710,315         567,304
                                                                                       --------        --------


Cost of operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         403,742         367,113
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .         196,176         155,631
Depreciation of property and equipment and
    amortization of goodwill and other
    intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,377          12,294
Interest expense, net of interest income  . . . . . . . . . . . . . . . . . . .          50,708          51,743
Equity in loss of unconsolidated entities . . . . . . . . . . . . . . . . . . .           5,069           2,317
                                                                                       --------        --------
                                                                                        672,072         589,098
                                                                                       --------        --------


       Income (loss) before provision (benefit)
           for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          38,243         (21,794)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . . . .          16,253          (8,170)
                                                                                       --------        --------
       Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 21,990        $(13,624)
                                                                                       ========        ========


Earnings (loss) per common share and
    common stock equivalent
              Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .        $   0.08        $  (0.07)
                                                                                       ========        ========


Weighted average number of common shares
    outstanding, including conversion of common
    stock equivalents in 1995   . . . . . . . . . . . . . . . . . . . . . . . .         282,367         200,028





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                       --------------------------------
                                                                                            1995               1994
                                                                                       -------------      -------------
Cash provided by operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .        $ 78,122            $  64,175
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .          20,267               18,757
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (86,649)             (27,168)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .           2,030               (5,059)
                                                                                         --------            ---------
Net cash provided by operations . . . . . . . . . . . . . . . . . . . . . . . . .          13,770               50,705
                                                                                         --------            ---------

Cash provided by (used for) investing activities
    Distribution from unconsolidated entities . . . . . . . . . . . . . . . . . .           5,720                    -
    Acquisitions and advances to unconsolidated entities. . . . . . . . . . . . .          (2,522)            (142,260)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .         (26,452)             (32,849)
                                                                                         --------            ---------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .         (23,254)            (175,109)
                                                                                         --------            ---------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              574,610
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (129)            (475,271)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .          (4,902)                   -
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             476                  477
                                                                                         --------            ---------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .          (4,555)              99,816
                                                                                         --------            ---------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         (14,039)             (24,588)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .          52,895              162,858
                                                                                         --------            ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .        $ 38,856            $ 138,270
                                                                                         ========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 13,162            $   6,317
Net interest paid, including interest
    capitalized of $4,419 and $3,552  . . . . . . . . . . . . . . . . . . . . . .          58,596               33,205
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .               -                4,901

    On January 28, 1994, the Company completed the merger with New Line Cinema Corporation as follows (in thousands):

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                            $ 695,400
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .                              406,700
      cash paid for debt and other acquisition costs  . . . . . . . . . . . . . .                              139,600
                                                                                                             ---------
Liabilities assumed, including Convertible Debentures . . . . . . . . . . . . . .                            $ 149,100
                                                                                                             =========





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1.  PREPARATION OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements included herein have been prepared by Turner Broadcasting System, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of such financial statements. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. For further information, reference is made to the consolidated financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1994.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                    March 31,             December 31,
                                                                                      1995                    1994
                                                                                -----------------      -----------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .         $1,079,776             $1,102,563
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            311,599                302,559
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .             44,816                 40,021
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            459,835                405,255
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .            111,277                107,543
    Licensed program and distribution rights  . . . . . . . . . . . . . . .            277,492                257,796
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .            113,469                123,687
                                                                                    ----------             ----------
                                                                                     2,398,264              2,339,424
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .            496,022                446,355
                                                                                    ----------             ----------
                                                                                    $1,902,242             $1,893,069
                                                                                    ==========             ==========

         Episodic television includes serial television program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the programming is not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 86% of released and episodic television produced programming costs at March 31, 1995 will be amortized within the three-year period ending March 31, 1998.

         Amortization of film costs included in Cost of Operations is composed of the following (in thousands):

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                         ------------------------------
                                                                                              1995             1994
                                                                                         -------------    -------------
Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 22,363         $ 22,377
Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            161,385          165,811
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,080           19,711
Participants' share and royalties . . . . . . . . . . . . . . . . . . . . . . . .             18,110           15,339
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . . . . . . . . . . . . . . .              2,793              964
                                                                                            --------         --------
                                                                                            $231,731         $224,202
                                                                                            ========         ========

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

         Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1995 and 1994. The 1995 common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. In 1994, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect on net loss for the period. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income (loss) per common share for the three-month periods ended March 31, 1995 and 1994 due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1995               1994
                                                                    -----------        ------------
 Bank credit facilities . . . . . . . . . . . . . . . . . . . . .    $1,490,000         $1,490,000
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .       297,396            297,381
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . . .       249,645            249,637
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . . .       199,845            199,845
 Zero coupon subordinated convertible notes . . . . . . . . . . .       249,982            245,569
 Convertible subordinated debentures of
  a wholly-owned subsidiary . . . . . . . . . . . . . . . . . . .        29,075             29,075
 Obligations under capital leases . . . . . . . . . . . . . . . .         6,297              6,200
 Other long-term debt . . . . . . . . . . . . . . . . . . . . . .         1,376              1,386
                                                                     ----------         ----------
                                                                      2,523,616          2,519,093
 Less current portion . . . . . . . . . . . . . . . . . . . . . .         1,477              1,345
                                                                     ----------         ----------
                                                                     $2,522,139         $2,517,748
                                                                     ==========         ==========

NOTE 5. STOCKHOLDERS' EQUITY

        Stockholders' equity consists of the following components (in thousands, except share data):

                                                                           MARCH 31,              DECEMBER 31,
                                                                              1995                    1994
                                                                        --------------          ---------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .           $  260,438               $   260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                4,271                     4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,471,706 and 137,424,549
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                8,592                     8,589
Capital in excess of par value  . . . . . . . . . . . . . . . .            1,073,952                 1,073,317
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .             (985,794)               (1,002,884)
                                                                          ----------               -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . .           $  361,459               $   343,731
                                                                          ==========               ===========

        On March 1, 1995, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,902,000 were paid on March 30, 1995 to shareholders of record at the close of business on March 15, 1995.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B Common Stock and the Class C Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments. Currently the most restrictive of such covenants limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

         The Company and New Line Cinema Corporation ("New Line"), a motion picture production and distribution company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of shares of Class B Common Stock issuable pursuant to the Merger is approximately 21,300,000 shares, valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At March 31, 1995 approximately 16,300,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities of approximately $149,100,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger.

Among the liabilities assumed in the Merger were $29,125,000 of New Line 6 1/2% convertible subordinated debentures (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holders into an aggregate of approximately 1,700,000 shares of Class B Common Stock.

         The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $330,000,000 were recognized in the transaction, and are being amortized using a straight-line basis over periods not to exceed 40 years. The pro forma effect of the Merger for the three months ended March 31, 1994 is not considered significant.

NOTE 7.  SUBSEQUENT EVENT

         On May 9, 1995, the Company signed an agreement with a financial institution whereby the Company and certain of its subsidiaries will sell on an ongoing basis and without recourse up to $300,000,000 of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The initial sale is expected to close during the second quarter of 1995. The estimated cost of the program for the initial sale of the accounts receivable will not have a material effect on the consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

         Cash provided by operations after changes in film costs and associated liabilities for the three months ended March 31, 1995 aggregated $14 million. Included in cash provided by operations were $187 million utilized by the Company for original entertainment and sports programming (including $101 million for theatrical film productions, excluding promotional and advertising costs) and cash interest payments, net of cash interest received, of $59 million. Other primary uses of cash during the period included additions to property and equipment of $26 million.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 4 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.5 billion of outstanding indebtedness at March 31, 1995, of which $1.5 billion was outstanding under unsecured revolving credit facilities with banks.

         On May 9, 1995, the Company signed an agreement with a financial institution whereby the Company and certain of its subsidiaries will sell on an ongoing basis and without recourse up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The initial sale is expected to close during the second quarter of 1995. The estimated cost of the program for the initial sale of the accounts receivable will not have a material effect on the consolidated statement of operations.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $280 million for sports programming, primarily rights fees, approximately $840 million for original entertainment programming (excluding promotional and advertising costs) and approximately $130 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $107 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $570 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

         Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors and film suppliers and additional borrowings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994


                                                               UNAUDITED                      UNAUDITED
                                                           THREE MONTHS ENDED            THREE MONTHS ENDED
                                                             MARCH 31, 1995                MARCH 31, 1994
                                                             --------------                --------------
                                                                            (IN THOUSANDS)
 Revenue
  Entertainment
     Networks                                                   $242,796                       $197,437
     Production & Distribution                                   286,646                        210,850
     Intrasegment revenue elimination                            (31,823)                       (14,868)
                                                                --------                       --------
  Total Entertainment                                            497,619                        393,419
  News                                                           183,078                        150,788
  Other                                                           33,763                         25,992
  Intersegment revenue elimination                                (4,145)                        (2,895)
                                                                --------                       --------
                                                                $710,315                       $567,304
                                                                ========                       ========

 Operating profit (loss)
  Entertainment
    Networks                                                    $ 43,152                       $ (1,094)
    Production & Distribution                                     12,789                         (3,166)
    Intrasegment elimination                                      (8,582)                         4,070
                                                                --------                       --------
  Total Entertainment                                             47,359                           (190)
  News                                                            67,423                         49,197
  Other                                                          (20,762)                       (16,741)
  Equity in loss of
       unconsolidated entities                                    (5,069)                        (2,317)
                                                                --------                       --------
                                                                $ 88,951                       $ 29,949
                                                                ========                       ========


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $104 million, or 26%, from
$394 million to $498 million.   In the networks, subscription revenue increased
$20 million, or 32%, due to higher rates and an increase in subscribers, while advertising revenue increased $19 million, or 16%, due to an increase in the amount charged per thousand homes and higher viewership. The Company's production and distribution companies contributed the remaining revenue increase primarily through strong home video distribution, which increased $43 million, or 60%, due to recent releases of theatrical film product as well as international sales of existing library product. The remaining increase is due to favorable box office results for new theatrical film releases, which increased $18 million, or 51%.

         Operating profit for the Entertainment Segment increased $48 million. An increase in the operating profits of the Company's core networks (which consist of TBS SuperStation, TNT and TNT Latin America) of $38 million was primarily due to reduced sports programming costs as compared to the first quarter of last year when the 1994 Winter Olympics were telecast, as well as the subscription and advertising revenue advances mentioned above. Combined operating losses for new networks decreased $2 million to $5 million, as improved results from Cartoon Network and Cartoon Latin America were offset by increased losses from the new operations of TNT & Cartoon Network Asia which was launched in October 1994. Operations outside the networks accounted for the remaining increase, primarily due to favorable results from theatrical film and home video releases.

NEWS SEGMENT

         News Segment revenue rose $32 million, or 21%, to $183 million. The increase was due primarily to an $18 million, or 28%, increase in domestic advertising revenue associated with higher viewership levels, and a $5 million, or 10%, increase in domestic subscription revenue primarily due to increased sales in the home satellite dish market. The remaining increase in overall revenue was generated by CNN International, where first quarter revenue rose $7 million, or 31%, to $30 million.

         As a result of the revenue advances, which outpaced cost increases, operating profit for the News Segment increased $18 million, or 37%.

OTHER SEGMENT

         Revenue for the segment increased $8 million, or 30%, to $34 million. Increased revenues at World Championship Wrestling ("WCW") of $6 million associated primarily with pay-per-view events accounted for the majority of the increase. Overall, operating losses for the Segment rose $4 million, due primarily to higher spending on information technology and other infrastructure to support the growth of the Company and increased operating costs at WCW, offsetting revenue gains. On March 31, 1995, the Major League Baseball Players' Association ended its strike and Major League Baseball scheduled a 144 game season. The strike and abbreviated season are not expected to have a significant impact on the Company's operating results in 1995.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

         Operating losses increased $3 million due primarily to reduced Atlanta Hawks ticket revenue associated with attendance levels in comparison to the prior year.

         Consolidated depreciation and amortization increased approximately $4 million due to purchases of property and equipment.

         As a result of the information discussed above, the Company reported net income of $22 million in the first quarter of 1995 ($0.08 net income per common share and common share equivalent). This compares to a net loss of $14 million in the first quarter of 1994 ($0.07 net loss per common share).

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

         As last updated in the Company's Form 10-K for the year ended December 31, 1994, on October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations. The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On June 27, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. The Company is pursuing its claims.

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

         The FCC, in addition to revising its rules governing "a la carte" channels, also on November 10, 1994 revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a mark-up of 20 cents per channel over actual programming costs, but may not make adjustments to monthly rates for these new services totaling more than $1.20, plus an additional 30 cents solely for programming license fees, per subscriber over the first two years of the three-year period. Cable operators may charge an additional 20 cents in the third year only for channels added in that year. Cable operators electing to use the 20 cents per channel adjustment may not take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC requested further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         Additionally, the FCC will permit cable operators to offer NPTs at rates which they elect so long as, among other conditions, other service tiers that are subject to rate regulation are priced in conformity with applicable FCC regulations and cable operators do not remove programming services from such existing tiers and offer them on the NPT.

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

PROGRAM ACCESS

         On April 1, 1993, the Commission issued regulations implementing a provision that, among other things, makes it unlawful for a cable network, in which a cable operator has an attributable interest, to engage in certain "unfair methods of competition or unfair or deceptive acts or practices," the purpose and effect of which is to hinder significantly, or prevent, any multichannel video programming distributor from providing satellite cable programming or satellite broadcast programming to cable subscribers or consumers. The provisions contain an exemption for any contract that grants exclusive distribution rights to a person with respect to satellite cable programming or that was entered into on or before June 1, 1990. While the Company cannot predict the regulations' full effect on its operations, such regulations may affect the rates charged by the Company's cable programming services to its customers and could affect the terms and conditions of contracts between the Company and its customers.

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

         On December 28, 1992, the FCC issued a Notice of Proposed Rulemaking and Notice of Inquiry with respect to these provisions. On October 22, 1993, the FCC adopted a Second Report and Order that established a 40% limit on the number of channels that may be occupied by programming services in which the particular cable operator has an attributable interest. The Company is subject to this provision. The FCC also established a national limit of 30% on the number of homes passed that any one person can reach through cable systems owned by such person, but stayed implementation of that provision pending judicial review of its constitutionality. On April 5, 1995, the FCC denied the petitions for reconsideration. The Company cannot at this time predict the effect of this provision or of these proposals on its operations.

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

SPORTS MIGRATION

         The 1992 Act directed the FCC to submit an interim report by July 1, 1993, and a final report by July 1, 1994, to Congress on the migration of sports programming from broadcast networks to cable networks and cable pay-per-view. On June 30, 1994, the FCC issued its final report in which it recommended that no action by Congress was necessary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.6.6 Form of Amendment No. 4, dated as of December 5, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent, to the Credit Agreement dated as of July 1, 1993.

4.7.1 Form of Amendment No. 1, dated as of December 5, 1994, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as Agent, to the Credit Agreement dated as of September 7, 1994.

11    Computation of Earnings per Common and Common Equivalent Share

27    Financial Data Schedule (for SEC use only)


(b)   Reports on Form 8-K

         No reports have been filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      TURNER BROADCASTING SYSTEM, INC.



                                      By: /s/ William S. Ghegan
                                         -------------------------------
                                         William S. Ghegan
                                         Vice President, Controller and
                                         Chief Accounting Officer





 Date:  May 11, 1995