Form 10-Q
period 1995-06-30
TURNER BROADCASTING SYSTEM INC
filed 1995-08-11
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------

Commission File No. 1-8911


                       TURNER BROADCASTING SYSTEM, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-0950695
- -------------------------------              -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                                    30303
- -------------------------------              -----------------------------------
    (Address of principal                                (Zip Code)
      executive offices)

                                (404) 827-1700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X            No
    -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
          Class                                     June 30, 1995
- -------------------------                 --------------------------------------
Class A Common Stock, par
   value $0.0625                                      68,330,388
Class B Common Stock, par
   value $0.0625                                     137,667,381

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        1995                   1994
                                                                                  ----------------      -----------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .        $       68,808        $       52,895
Accounts receivable, less allowance of
    $34,592 and $31,862
      Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               312,783               567,404
      Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                63,416               103,432
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               462,169               446,355
Installment contracts receivable, less
    allowance of $12,723 and $10,661  . . . . . . . . . . . . . . . . . . .                44,338                46,806
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .                89,693                71,510
                                                                                  ---------------        --------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .             1,041,207             1,288,402

Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .             1,908,936             1,893,069
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               324,210               308,960
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .               429,762               409,468
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               162,590               172,646
                                                                                  ---------------        --------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     3,866,705       $     4,072,545
                                                                                  ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        37,338       $        49,036
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               215,803               249,813
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               111,930               108,122
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                63,940                61,376
Participants' share and royalties payable . . . . . . . . . . . . . . . . .                61,721                58,417
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                33,638                37,338
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                53,885                40,252
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .                 1,476                 1,345
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                43,022                40,702
                                                                                  ---------------        --------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .               622,753               646,401

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .             2,286,556             2,517,748
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               396,410               385,731
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .               178,520               178,934
                                                                                  ---------------        --------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             3,484,239             3,728,814

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .               382,466               343,731
                                                                                  ---------------        --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $     3,866,705       $     4,072,545
                                                                                  ===============       ===============





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS                       SIX MONTHS
                                                                             ENDED                             ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                -------------------------------   ------------------------------
                                                                     1995             1994              1995            1994
                                                                --------------   --------------   --------------  --------------
Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . .     $      694,634   $      579,640   $    1,278,485  $    1,048,744
    Affiliated  . . . . . . . . . . . . . . . . . . . . . .            103,252           98,007          229,716         196,207
                                                                --------------   --------------   --------------  --------------
                                                                       797,886          677,647        1,508,201       1,244,951
                                                                --------------   --------------   --------------  --------------


Cost of operations  . . . . . . . . . . . . . . . . . . . .            480,978          432,975          884,720         800,088
Selling, general and administrative . . . . . . . . . . . .            206,864          175,815          403,040         331,446
Gain on sale of equity investment . . . . . . . . . . . . .                  -          (21,746)               -         (21,746)
Costs of accounts receivable
    securitization program  . . . . . . . . . . . . . . . .              3,258                -            3,258               -
Depreciation of property and equipment and
    amortization of goodwill and other
    intangible assets   . . . . . . . . . . . . . . . . . .             20,457           14,815           36,834          27,109
Interest expense, net of interest income  . . . . . . . . .             46,576           53,633           97,284         105,376
Equity in loss of unconsolidated entities . . . . . . . . .              2,668            1,546            7,737           3,863
                                                                --------------   --------------   --------------  --------------
                                                                       760,801          657,038        1,432,873       1,246,136
                                                                --------------   --------------   --------------  --------------


       Income (loss) before provision
           (benefit)for income taxes  . . . . . . . . . . .             37,085           20,609           75,328         (1,185)
Provision (benefit) for income taxes  . . . . . . . . . . .             15,385            7,690           31,638           (480)
                                                                --------------   --------------   --------------  -------------
       Net income (loss)  . . . . . . . . . . . . . . . . .     $       21,700   $       12,919   $       43,690  $        (705)
                                                                ==============   ==============   ==============  =============


Earnings (loss) per common share and
    common stock equivalent
              Net income (loss) . . . . . . . . . . . . . .     $         0.08   $         0.05   $         0.15  $        0.00
                                                                ==============   ==============   ==============  =============


Weighted average number of common shares
    outstanding, including conversion of
    common stock equivalents,
    when applicable   . . . . . . . . . . . . . . . . . . .            283,030          282,626          282,688        202,847





See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       --------------------------------
                                                                                            1995               1994
                                                                                       -------------      -------------
Cash provided by operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .      $    343,613        $     30,527
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            45,328              40,390
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (64,505)            (36,412)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .            (9,772)               (366)
                                                                                       ------------        ------------
Net cash provided by operations . . . . . . . . . . . . . . . . . . . . . . . . .           314,664              34,139
                                                                                       ------------        ------------

Cash provided by (used for) investing activities
    Sale of equity investment   . . . . . . . . . . . . . . . . . . . . . . . . .                 -             107,978
    Distributions from unconsolidated entities  . . . . . . . . . . . . . . . . .             6,180                   -
    Acquisitions and advances to unconsolidated entities  . . . . . . . . . . . .            (7,051)           (144,882)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .           (50,245)            (55,578)
                                                                                       -------------       ------------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .           (51,116)            (92,482)
                                                                                       -------------       ------------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,000             599,610
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (255,224)           (575,623)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .            (9,809)             (4,901)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             2,398                 868
                                                                                       ------------        ------------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .          (247,635)             19,954
                                                                                       -------------       ------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .            15,913             (38,389)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .            52,895             162,858
                                                                                       ------------        ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .      $     68,808        $    124,469
                                                                                       ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     49,809        $     13,506
Net interest paid, including interest
    capitalized of $8,503 and $6,914  . . . . . . . . . . . . . . . . . . . . . .            98,338              80,389
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               4,901

    On January 28, 1994, the Company completed the merger with New Line Cinema
Corporation as follows:

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                          $    695,400
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .                               406,700
      cash paid for debt and other acquisition costs  . . . . . . . . . . . . . .                               139,600
                                                                                                           ------------
Liabilities assumed, including Convertible Debentures . . . . . . . . . . . . . .                          $    149,100
                                                                                                           ============





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

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                    June 30,              December 31,
                                                                                      1995                    1994
                                                                                -----------------      -----------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .     $       1,057,249       $      1,102,563
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               348,393                302,559
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .                50,805                 40,021
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               401,700                405,255
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .               115,167                107,543
    Licensed program and distribution rights  . . . . . . . . . . . . . . .               277,888                257,796
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .               119,903                123,687
                                                                                -----------------      -----------------
                                                                                        2,371,105              2,339,424
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .               462,169                446,355
                                                                                -----------------      -----------------
                                                                                $       1,908,936      $       1,893,069
                                                                                =================      =================

         Episodic television includes serial television program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the programming is not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 87% of released and episodic television produced programming costs at June 30, 1995 will be amortized within the three-year period ending June 30, 1998.

         Amortization of film costs included in Cost of Operations is composed of the following (in thousands):

                                                                 Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                            -----------------------------     ----------------------------
                                                                 1995             1994            1995            1994
                                                            ------------     ------------     ------------  --------------
Purchased program rights  . . . . . . . . . . . . . . .     $     22,583     $     21,962     $    44,946    $      44,339
Produced programming  . . . . . . . . . . . . . . . . .          219,419          209,945         380,804          375,757
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . .           23,440           19,468          50,520           39,181
Participants' share and royalties . . . . . . . . . . .           19,330            8,060          37,440           23,399
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . .              499              794           3,292            1,758
                                                            ------------     ------------     -----------    -------------
                                                            $    285,271     $    260,229     $   517,002    $     484,434
                                                            ============     ============     ===========    =============

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

         Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1995 and 1994. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. For the six months ended June 30, 1994, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income (loss) per common share for the three-month and six-month periods ended June 30, 1995, and 1994 due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                          JUNE 30,              DECEMBER 31,
                                                                            1995                    1994
                                                                     ----------------          --------------
 Bank credit facilities . . . . . . . . . . . . . . . . . . . .      $      1,250,000          $    1,490,000
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . .               297,411                 297,381
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .               249,652                 249,637
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . .               199,846                 199,845
 Zero coupon subordinated convertible notes . . . . . . . . . .               254,469                 245,569
 Convertible subordinated debentures of
  a wholly-owned subsidiary . . . . . . . . . . . . . . . . . .                29,075                  29,075
 Obligations under capital leases . . . . . . . . . . . . . . .                 6,215                   6,200
 Other long-term debt . . . . . . . . . . . . . . . . . . . . .                 1,364                   1,386
                                                                     ----------------          --------------
                                                                            2,288,032               2,519,093
 Less current portion . . . . . . . . . . . . . . . . . . . . .                 1,476                   1,345
                                                                     ----------------          --------------
                                                                     $      2,286,556          $    2,517,748
                                                                     ================          ==============

NOTE 5. STOCKHOLDERS' EQUITY

        Stockholders' equity consists of the following components (in thousands, except share data):

                                                                            JUNE 30,              DECEMBER 31,
                                                                              1995                    1994
                                                                        ---------------         ---------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .         $       260,438         $       260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,667,381 and 137,424,549
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,604                   8,589
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,078,156               1,073,317
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .                (969,003)             (1,002,884)
                                                                        ---------------         ---------------
    Total stockholders' equity  . . . . . . . . . . . . . . . .         $       382,466         $       343,731
                                                                        ===============         ===============

        On March 1, 1995, and June 1, 1995, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,902,000 and $4,907,000 were paid on March 30, 1995 and June 30, 1995, respectively, to shareholders of record at the close of business on March 15, 1995 and June 15, 1995, respectively.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B Common Stock and the Class C Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments. Currently, the most restrictive of such covenants limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

         The Company and New Line Cinema Corporation ("New Line"), a motion picture production and distribution company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "Merger"). As a result of the Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of shares of Class B Common Stock issuable pursuant to the Merger is approximately 21,300,000 shares, valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At June 30, 1995 approximately 16,500,000 shares of the Company's Class B Common Stock had been issued in connection with the Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities of approximately $149,100,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the Merger. Among the liabilities assumed in the Merger were $29,125,000 of New Line 6 1/2% convertible subordinated debentures (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holders into an aggregate of approximately 1,700,000 shares of Class B Common Stock.

         The Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $330,000,000 were recognized in the transaction, and are being amortized using a straight-line basis over periods not to exceed 40 years. The pro forma effect of the Merger for the six months ended June 30, 1994 is not significant.

NOTE 7.  ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300,000,000 of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The initial sale generated proceeds of approximately $236,000,000 that were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. As collections reduce the accounts receivable balance in the pool, the Company may sell participating interests in new receivables up to the maximum allowable under the program.
The sales of accounts receivable under this program have reduced the accounts receivable balance in the consolidated condensed balance sheet and the proceeds have been included as a source of cash provided by operations in the consolidated condensed statement of cash flows. Under the terms of the agreement, the difference between the cash proceeds and the undivided percentage ownership interest sold in the designated pool of domestic cable and advertising accounts receivable consists of receivables that have been designated as reserves principally for any potential credit costs that may be incurred under the program. However, these costs are not expected to exceed the full amount of the allowance for doubtful accounts which has been retained in the consolidated condensed balance sheet of the Company, as the Company expects to experience substantially the same risk of credit loss as if the receivables had not been sold. The ongoing costs of the program are largely based on the purchaser's level of investment and cost of funds. The costs of the program are anticipated to be less than those the Company would have otherwise incurred under the Company's unsecured revolving credit facilities. Under the agreement, which expires in May 1996, the Company performs collection and administrative responsibilities related to the receivables sold as agent for the purchaser.

         As of June 30, 1995, the Company had sold an undivided interest in this designated pool of domestic cable and advertising accounts receivable that aggregated $300,000,000. The estimated total cost of the program for the sale of accounts receivable during the quarter ended June 30, 1995, approximated $3,000,000 and is reflected as a reduction of operating profit in the consolidated condensed statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

         Cash provided by operations after changes in film costs and associated liabilities for the six months ended June 30, 1995 aggregated $315 million, including cash interest payments, net of cash interest received, of $98 million and a net change in film costs and liabilities of $29 million. Also included in cash provided by operations was $236 million which represents the initial proceeds from the accounts receivable securitization program discussed below. Other primary uses of cash during the period included repayments of amounts outstanding under the unsecured revolving credit facilities of $255 million and additions to property and equipment of $50 million.

         Included in the net change in film costs were $328 million utilized by the Company for original entertainment and sports programming (including $178 million for theatrical film productions, excluding promotional and advertising costs).

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. As of June 30, 1995, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $300 million. The initial proceeds from the sale, $236 million, were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company has recognized costs of $3 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 7 of Notes to Consolidated Condensed Financial Statements.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Notes 4 and 7 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness and the accounts receivable securitization program.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.3 billion of outstanding indebtedness at June 30, 1995, of which $1.3 billion was outstanding under unsecured revolving credit facilities with banks.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $294 million for sports programming, primarily rights fees, approximately $974 million for original entertainment programming (excluding promotional and advertising costs) and approximately $144 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $117 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $611 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

         Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors and film suppliers and additional borrowings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994


                                                             UNAUDITED                     UNAUDITED
                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                           JUNE 30, 1995                 JUNE 30, 1994
                                                           -------------                 -------------
                                                                         (IN THOUSANDS)
Revenue
  Entertainment
   Networks                                                 $      309,455                $      265,286
   Production & Distribution                                       257,737                       208,661
   Intrasegment revenue elimination                                (12,392)                      (15,346)
                                                            --------------                --------------
  Total Entertainment                                              554,800                       458,601
  News                                                             196,901                       163,168
  Other                                                             54,712                        67,118
  Intersegment revenue elimination                                  (8,527)                      (11,240)
                                                            --------------                --------------
                                                            $      797,886                $      677,647
                                                            ==============                ==============

Operating profit (loss)
  Entertainment
   Networks                                                 $       64,952                $       34,751
   Production & Distribution                                       (25,379)                      (31,107)
   Intrasegment elimination                                          5,212                         4,684
                                                            --------------                --------------
  Total Entertainment                                               44,785                         8,328
  News                                                              70,208                        54,756
  Other                                                            (25,406)                       (9,042)
  Costs of accounts receivable
       securitization program                                       (3,258)                            -
  Gain on sale of equity investment                                      -                        21,746
  Equity in loss of
       unconsolidated entities                                      (2,668)                       (1,546)
                                                            --------------                --------------
                                                            $       83,661                $       74,242
                                                            ==============                ==============


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $96 million, or 21%, from $459 million to $555 million. In the networks, advertising revenue increased $27 million, or 14%, due to an increase in the amount charged per thousand homes and higher viewership, while subscription revenue increased $20 million, or 30%, due to higher rates and an increase in subscribers. The Company's production and distribution companies contributed the remaining revenue increase, primarily through favorable box office results for theatrical film releases, which increased $31 million, or 87%, and domestic and international syndication revenues, which increased $16 million, or 35%.

         Operating profit for the Entertainment Segment increased $36 million over the second quarter of 1994, $24 million of which related to losses associated with the Goodwill Games. Of the remaining increase in operating profit, $10 million was due to increased entertainment network revenues, offset primarily by increased sports programming costs relating to NBA telecasts. The production and distribution companies accounted for the remaining increase, principally due to favorable results from theatrical film releases and syndication revenue, as noted above.

NEWS SEGMENT

         News Segment revenue rose $34 million, or 21%, from $163 million to $197 million. The increase was due primarily to a $16 million, or 22%, increase in domestic advertising revenue associated with higher viewership levels, and a $7 million, or 13%, increase in domestic subscription revenue due primarily to higher rates and an increase in subscribers. The remaining increase in overall revenue was generated by CNN International, where second quarter revenue rose $7 million, or 25%, from $28 million to $35 million.

         As a result of the revenue advances which outpaced cost increases, operating profit for the News Segment increased $15 million, or 28%.

OTHER SEGMENT

         Revenue for the segment decreased $12 million, or 18%, from $67 million to $55 million. The Atlanta Braves played 18 fewer games in the second quarter of 1995 versus the same quarter last year as a result of the strike-shortened season, which accounted for the majority of the revenue decrease. Overall, operating losses for the segment rose $16 million, $10 million of which related to the results of the Braves, with the remainder due primarily to increases in general corporate costs, in line with overall Company growth. The strike and abbreviated season are not expected to have a significant continuing impact on the Company's operating results in 1995.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

         Operating losses increased $1 million due primarily to a decrease in Hawks' ticket revenue associated with participation in fewer playoff games and lower regular-season attendance levels in comparison to the prior year.

         The collective bargaining agreement between the National Basketball Association ("NBA"), of which the Atlanta Hawks are a member, and the National Basketball Players' Association ("NBPA"), of which the Atlanta Hawks players are members, expired at the conclusion of the 1993-1994 season. For the 1994-1995 NBA season, the NBA and NBPA operated under a one-year extension of the collective bargaining agreement. At the conclusion of the 1994-1995 season, a tentative agreement was reached between the NBA and negotiators from the NBPA. The NBA owners unanimously ratified the agreement, however, certain NBPA members dissatisfied with the proposed agreement petitioned successfully for a decertification election to the National Labor Relations Board ("NLRB"), which will hold a secret ballot vote on August 30 and September 7, 1995. On August 8, 1995, negotiators from the NBPA and NBA reached a new tentative agreement which must be ratified by the NBA's Board of Governors and the players. The decertification election will now serve as a referendum on the August 8th agreement. The NBA remains in a lockout situation until such ratification. Any delay in or cancellation of the season resulting from the lockout is not expected to have a significant impact on the operations of the Company.

         In June 1994, the Company sold its equity interest in RHI Entertainment for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million.

         Consolidated depreciation and amortization increased approximately $6 million as a result of increased levels of property and equipment required to support the Company's growth.

         As a result of the information discussed above, the Company reported net income of $22 million in the second quarter of 1995 ($0.08 net income per common share and common share equivalent). This compares to a net income of $13 million in the second quarter of 1994 ($0.05 net income per common share and common share equivalent).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994


                                                             UNAUDITED                     UNAUDITED
                                                          SIX MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30, 1995                 JUNE 30, 1994
                                                           -------------                 -------------
                                                                         (IN THOUSANDS)
Revenue
  Entertainment
   Networks                                                 $      552,251                $      462,723
   Production & Distribution                                       544,383                       419,511
   Intrasegment revenue elimination                                (44,215)                      (30,214)
                                                            --------------                --------------
  Total Entertainment                                            1,052,419                       852,020
  News                                                             379,979                       313,956
  Other                                                             88,475                        93,110
  Intersegment revenue elimination                                 (12,672)                      (14,135)
                                                            --------------                --------------
                                                            $    1,508,201                $    1,244,951
                                                            ==============                ==============

Operating profit (loss)
  Entertainment
   Networks                                                 $      108,104                $       33,657
   Production & Distribution                                       (12,590)                      (34,273)
   Intrasegment elimination                                         (3,370)                        8,754
                                                            --------------                --------------
  Total Entertainment                                               92,144                         8,138
  News                                                             137,631                       103,953
  Other                                                            (46,168)                      (25,783)
  Costs of accounts receivable
       securitization program                                       (3,258)                            -
  Gain on sale of equity investment                                      -                        21,746
  Equity in loss of
       unconsolidated entities                                      (7,737)                       (3,863)
                                                            --------------                --------------
                                                            $      172,612                $      104,191
                                                            ==============                ==============


ENTERTAINMENT SEGMENT

        Entertainment Segment revenue increased $200 million, or 24%, from $852 million to $1.05 billion. Network advertising revenue increased $46 million, or 15%, to $360 million, due to an increase in the amount charged per thousand homes and higher viewership. Subscription revenue also increased, rising $40 million, or 31%, to $170 million, due to higher rates and an increase in subscribers. The Company's production and distribution companies contributed revenue increases, primarily through favorable box office results for theatrical film releases, which increased $49 million, or 69%, to $120 million. Improved home video distribution, which increased $43 million, or $27%, to $204 million, and domestic and international syndication revenue which increased $13 million, or 11%, to $135 million, also came principally from the production and distribution companies, and is primarily associated with recent theatrical film productions.

        Operating profit for the Entertainment Segment increased $84 million over the first six months of 1994, from $8 million to $92 million, $28 million of which related to losses associated with the Goodwill Games. Additionally, increased operating profits from the entertainment networks of $49 million were primarily due to reduced sports programming costs as compared to the same period in the previous year when the 1994 Winter Olympics were telecast, as well as the advertising and subscription revenue advances mentioned above. The remaining increase of $7 million in operating profits relates to improved results from the production and distribution companies primarily due to favorable results from theatrical film releases, and home video and syndication, as noted above.

NEWS SEGMENT

        News Segment revenue rose $66 million, or 21%, from $314 million to $380 million. The increase was due primarily to a $34 million, or 25%, increase in domestic advertising revenue associated with higher viewership levels, and a $13 million, or 12%, increase in domestic subscription revenue due primarily to higher rates and an increase in subscribers. The remaining increase in overall revenue was primarily generated by CNN International, where revenue rose $15 million, or 30%, from $50 million to $65 million.

        As a result of the revenue advances which outpaced costs increases, operating profit for the News Segment increased $34 million, or 32%.

OTHER SEGMENT

        Revenue for the segment decreased $5 million, or 5%, from $93 million to $88 million. The Atlanta Braves played 18 fewer games in the first half of 1995 versus the same period in the prior year as a result of the strike-shortened season, contributing to a decrease in revenue of $16 million which was offset by increased revenues at World Championship Wrestling, associated primarily with pay-per-view events. Overall, operating losses for the segment increased $20 million, $10 million of which related to the results of the Braves, with the remainder due primarily to increases in general corporate costs, in line with overall Company growth. The strike and abbreviated season are not expected to have a significant continuing impact on the Company's operating results in 1995.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

        Operating losses increased $4 million due primarily to a decrease in Hawks' ticket revenue associated with participation in fewer playoff games and lower regular-season attendance levels in comparison to the prior year.

         The collective bargaining agreement between the NBA, of which the Atlanta Hawks are a member, and the NBPA, of which the Atlanta Hawks players are members, expired at the conclusion of the 1993-1994 season. For the 1994-1995 NBA season, the NBA and NBPA operated under a one-year extension of the collective bargaining agreement. At the conclusion of the 1994-1995 season, a tentative agreement was reached between the NBA and negotiators from the NBPA. The NBA owners unanimously ratified the agreement, however certain NBPA members dissatisfied with the proposed agreement petitioned successfully for a decertification election to the NLRB, which will hold a secret ballot vote on August 30 and September 7, 1995. On August 8, 1995, negotiators from the NBPA and NBA reached a new tentative agreement which must be ratified by the NBA's Board of Governors and the players. The decertification election will now serve as a referendum on the August 8th agreement. The NBA remains in a lockout situation until such ratification. Any delay in or cancellation of the season resulting from the lockout is not expected to have a material impact on the operations of the Company.

        In June 1994, the Company sold its equity interest in RHI Entertainment for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million.

        Consolidated depreciation and amortization increased approximately $10 million as a result of increased levels of property and equipment required to support the Company's growth.

        As a result of the information discussed above, the Company reported net income of $44 million for the six months ended June 30, 1995 ($0.15 net income per common share and common share equivalent). This compares to a net loss of $1 million for the six months ended June 30, 1994 ($0.00 net loss per common share).

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc. v. Federal Communications Commission and The United States of America

         As last updated in the Company's Form 10-K for the year ended December 31, 1994, on October 5, 1992, the Company filed a lawsuit in the United States District Court for the District of Columbia challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that would require cable television operators to devote up to one-third of their channel capacity to the carriage of local broadcast stations and provide certain channel positioning rights to local broadcast stations. The Company's complaint alleges that these provisions violate the First Amendment of the United States Constitution. Under a provision of the 1992 Act, the case was heard by a three-judge court. On April 8, 1993, the Court upheld the constitutionality of these provisions by a 2-1 vote. On June 27, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. The Company is pursuing its claims. On July 17, 1995, the District Court heard oral arguments on cross-motions for summary judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on June 9, 1995. At the annual meeting, the shareholders voted on the following matters:
(i) the election of fifteen directors; (ii) a proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants; (iii) a proposal to approve an amendment to the Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan; and (iv) a shareholder proposal concerning limiting the location of the annual meeting of shareholders to within the United States. The results of the votes were as follows:

                     Proposal No. I - Election of Directors
                   Election of Eight Common Stock Directors:

                                      FOR                     VOTE WITHHELD
                                      ---                     -------------
 R.E. Turner                 153,081,754   votes              95,231     votes
                            -------------                 -------------
 Henry L. Aaron              153,076,226   votes             100,759     votes
                            -------------                 -------------
 W. Thomas Johnson           153,111,812   votes              95,173     votes
                            -------------                 -------------
 Rubye M. Lucas              153,078,208   votes              98,787     votes
                            -------------                 -------------
 Terence F. McGuirk          153,081,822   votes              95,163     votes
                            -------------                 -------------
 Brian L. Roberts            153,080,944   votes              96,041     votes
                            -------------                 -------------
 Scott M. Sassa              153,081,622   votes              95,363     votes
                            -------------                 -------------
 Robert Shaye                153,081,822   votes              95,163     votes
                            -------------                 -------------


                      Election of Seven Class C Directors:

                                      FOR                      VOTE WITHHELD
                                      ---                      -------------
 Peter R. Barton              14,876,371    votes                 0        votes
                            --------------                 --------------
 Joseph J. Collins            14,876,371    votes                 0        votes
                            --------------                 --------------
 Michael J. Fuchs             14,876,371    votes                 0        votes
                            --------------                 --------------
 Gerald M. Levin              14,876,371    votes                 0        votes
                            --------------                 --------------
 John C. Malone               14,876,371    votes                 0        votes
                            --------------                 --------------
 Timothy P. Neher             14,876,371    votes                 0        votes
                            --------------                 --------------
 Fred A. Vierra               14,876,371    votes                 0        votes
                            --------------                 --------------



                               Proposal No. II - Ratification of selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1995:

                     Class A         Class B          Class C
                     Common          Common          Preferred           Total
                      Votes           Votes            Votes             Votes
                   -----------     ----------      -------------         -----
 FOR:            130,063,086       23,076,263       14,876,371         168,015,720
                 -----------       ----------      ------------        -----------
 AGAINST:             20,328            2,475           0                   22,803
                 -----------       ----------      ------------        -----------
 ABSTAIN:             12,166            2,667           0                   14,833
                 -----------       ----------      ------------        -----------

                               Proposal No. III - Approval of amendment to the Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan to increase the number of shares of the Company's Class B Common Stock as to which stock options and other equity-based awards may be granted:

                   Class A                   Class B                     Class C
                   Common                    Common                     Preferred                Total
                    Votes                     Votes                       Votes                  Votes
                 -----------               ----------                  -----------            -----------
 FOR:            123,480,110               18,486,832                  14,876,371             156,843,313
                 -----------               ----------                  -----------            -----------
 AGAINST:          1,805,862                3,528,930                      0                    5,334,792
                 -----------               ----------                  -----------            -----------
 ABSTAIN:            170,716                  374,037                      0                      544,753
                 -----------               ----------                  -----------            -----------


                               Proposal No. IV - Shareholder proposal
                               concerning limiting the location of the annual meeting of shareholders to within the United
                               States:

                     Class A                 Class B                  Class C
                     Common                  Common                  Preferred                   Total
                      Votes                   Votes                    Votes                     Votes
                   -----------             ----------               -----------               -----------
 FOR:              1,286,572                  391,406                    0                      1,677,978
                 -----------               ----------               -----------               -----------
 AGAINST:        123,828,090               21,659,545                14,876,371               160,364,006
                 -----------               ----------               -----------               -----------
 ABSTAIN:            342,026                  338,848                    0                        680,874
                 -----------               ----------               -----------               -----------

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

         On June 5, 1995, the United States Court of Appeals for the District of Columbia upheld the FCC's implementing regulations against challenge on constitutional, statutory and administrative law grounds.

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

         On December 28, 1992, the FCC issued a Notice of Proposed Rulemaking and Notice of Inquiry with respect to these provisions. On October 22, 1993, the FCC adopted a Second Report and Order that established a 40% limit on the number of channels that may be occupied by programming services in which the particular cable operator has an attributable interest. The Company is subject to this provision. The FCC also established a national limit of 30% on the number of homes passed that any one person can reach through cable systems owned by such person, but stayed implementation of that provision pending judicial review of its constitutionality. On April 5, 1995, the FCC denied the petitions for reconsideration. The Company cannot at this time predict the effect of this provision or these proposals on its operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.33.1 Amendment No. 1 to the Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan.

10.34.1 Amendment No. 2, dated as of May 24, 1995, by and between the Company and W. Thomas Johnson, to the Employment Agreement, dated as of December 20, 1993.

10.35.1 Amendment No. 2, dated as of May 24, 1995, by and between the Company and Terence F. McGuirk, to the Employment Agreement, dated as of December 20, 1993.

11             Computation of Earnings per Common and Common Equivalent Share.

27             Financial Data Schedule (for the SEC use only).


(b)   Reports on Form 8-K

         No reports have been filed on Form 8-K during the quarter for which this report is filed.

 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      TURNER BROADCASTING SYSTEM, INC.



                                      By: /s/ William S. Ghegan
                                         ------------------------------------
                                          William S. Ghegan
                                          Vice President, Controller and
                                          Chief Accounting Officer





 Date:  August 11, 1995