Form 10-Q
period 1995-09-30
TURNER BROADCASTING SYSTEM INC
filed 1995-11-14
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___ EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from              to
                              --------------  ---------------
Commission File No. 1-8911

                       TURNER BROADCASTING SYSTEM, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-0950695
-------------------------------           --------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                                   30303
-------------------------------           --------------------------------------
    (Address of principal                                (Zip Code)
      executive offices)

                                (404) 827-1700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    X            No
    --------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Outstanding at
          Class                                       September 30, 1995
-------------------------------             -----------------------------------
[S]                                                     [C]
Class A Common Stock, par
   value $0.0625                                         68,330,388
Class B Common Stock, par
   value $0.0625                                        137,941,500

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       TURNER BROADCASTING SYSTEM, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  UNAUDITED
                                (IN THOUSANDS)


                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1995                   1994
                                                                                  ----------------      -----------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .       $        84,817        $       52,895
Accounts receivable, less allowance of
    $40,135 and $31,862
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               415,563               567,404
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                76,393               103,432
Film costs    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               507,653               446,355
Installment contracts receivable, less
    allowance of $8,722 and $10,661   . . . . . . . . . . . . . . . . . . .                54,251                46,806
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .                94,547                71,510
                                                                                  ---------------        --------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .             1,233,224             1,288,402


Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .             1,868,290             1,893,069
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               331,509               308,960
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .               425,886               409,468
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               280,428               172,646
                                                                                  ---------------        --------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     4,139,337       $     4,072,545
                                                                                  ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        30,390       $        49,036
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               292,824               249,813
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                94,457               108,122
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                60,343                61,376
Participants' share and royalties payable . . . . . . . . . . . . . . . . .                90,064                58,417
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18,723                37,338
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                64,899                40,252
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .                 1,487                 1,345
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                90,456                40,702
                                                                                  ---------------        --------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .               743,643               646,401

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .             2,336,223             2,517,748
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               394,744               385,731
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .               242,268               178,934
                                                                                  ---------------        --------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             3,716,878             3,728,814

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .               422,459               343,731
                                                                                  ---------------       ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $     4,139,337       $     4,072,545
                                                                                  ===============       ===============



See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS                      NINE MONTHS
                                                                             ENDED                             ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------------------------   --------------------------
                                                                     1995            1994              1995           1994
                                                                --------------   --------------   --------------  -----------
Revenue
   Unaffiliated . . . . . . . . . . . . . . . . . . . . . .       $  887,030        $625,527        $2,165,514     $1,674,270
   Affiliated . . . . . . . . . . . . . . . . . . . . . . .          119,551         113,362           349,268        309,570
                                                                  ----------        --------        ----------     ----------
                                                                   1,006,581         738,889         2,514,782      1,983,840
                                                                  ----------        --------        ----------     ----------


Cost of operations  . . . . . . . . . . . . . . . . . . . .          648,787         466,756         1,533,507      1,266,844
Selling, general and administrative . . . . . . . . . . . .          231,837         166,947           634,877        498,393
Gain on sale of equity investment . . . . . . . . . . . . .                -               -                 -        (21,746)
Costs of accounts receivable
    securitization program  . . . . . . . . . . . . . . . .            4,811               -             8,069              -
Depreciation of property and equipment and
    amortization of goodwill and other
    intangible assets   . . . . . . . . . . . . . . . . . .           20,258          16,077            57,092         43,186
Interest expense, net of interest income  . . . . . . . . .           43,348          52,425           140,632        157,801
Equity in (income) loss of unconsolidated
   entities . . . . . . . . . . . . . . . . . . . . . . . .           (6,185)          1,572             1,552          5,435
                                                                  ----------        --------        ----------     ----------
                                                                     942,856         703,777         2,375,729      1,949,913
                                                                  ----------        --------        ----------     ----------


       Income before provision for
           income taxes . . . . . . . . . . . . . . . . . .           63,725          35,112           139,053         33,927

Provision for income taxes  . . . . . . . . . . . . . . . .           23,969          14,729            55,607         14,249
                                                                  ----------        --------        ----------     ----------
       Income before extraordinary item   . . . . . . . . .           39,756          20,383            83,446         19,678
       Extraordinary item   . . . . . . . . . . . . . . . .                -         (24,996)                -        (24,996)
                                                                  ----------        --------        ----------     ----------
       Net income (loss)  . . . . . . . . . . . . . . . . .       $   39,756        $ (4,613)       $   83,446     $   (5,318)
                                                                  ==========        ========        ==========     ==========


Earnings (loss) per common share and
    common stock equivalent
              Income before extraordinary item  . . . . . .       $     0.14        $   0.07        $     0.29     $     0.07
              Extraordinary item  . . . . . . . . . . . . .                -           (0.09)                -          (0.09)
                                                                  ----------        --------        ----------     ----------
              Net income (loss) . . . . . . . . . . . . . .       $     0.14        $  (0.02)       $     0.29     $    (0.02)
                                                                  ==========        ========        ==========     ==========


Weighted average number of common shares
    outstanding, including conversion of
    common stock equivalents,
    when applicable   . . . . . . . . . . . . . . . . . . .          285,433         282,532           283,817       280,994



See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                             1995               1994
                                                                                        -------------      ---------------
Cash provided by operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .         $ 196,384           $   3,928
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            65,817              65,008
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,403             (87,818)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .            (8,839)              8,744
                                                                                          ---------           ---------
Net cash provided by (used for) operations . . . . . . . . . . . . . . . . . . . .          307,765             (10,138)
                                                                                          ---------           ---------

Cash provided by (used for) investing activities
    Sale of equity investment   . . . . . . . . . . . . . . . . . . . . . . . . .                 -             107,978
    Distributions from unconsolidated entities  . . . . . . . . . . . . . . . . .             7,605                   -
    Acquisitions and advances to unconsolidated entities  . . . . . . . . . . . .            (7,051)           (146,097)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .           (72,617)            (80,825)
                                                                                          ---------           ---------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .           (72,063)           (118,944)
                                                                                          ---------           ---------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            75,000             609,610
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (270,285)           (576,346)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .           (14,720)             (9,802)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             6,225               1,166
                                                                                          ---------           ---------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .          (203,780)             24,628
                                                                                          ---------           ---------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .            31,922            (104,454)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .            52,895             162,858
                                                                                          ---------           ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .         $  84,817           $  58,404
                                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  66,790           $  28,359
Net interest paid, including interest
    capitalized of $12,115 and $10,383  . . . . . . . . . . . . . . . . . . . . .           155,426             134,107
Dividends declared but unpaid . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               4,901

    On January 28, 1994, the Company completed the merger with New Line Cinema Corporation as follows:

Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .                             $ 695,400
Less: common stock issued or issuable . . . . . . . . . . . . . . . . . . . . . .                               406,700
      cash paid for debt and other acquisition costs. . . . . . . . . . . . . . .                               139,600
                                                                                                              ---------
Liabilities assumed, including Convertible Debentures . . . . . . . . . . . . . .                             $ 149,100
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

NOTE 2.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                  September 30,           December 31,
                                                                                      1995                    1994
                                                                                -----------------      -----------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .         $1,038,513             $1,102,563
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            381,296                302,559
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .             61,015                 40,021
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            397,300                405,255
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .             85,885                107,543
    Licensed program and distribution rights  . . . . . . . . . . . . . . .            305,987                257,796
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .            105,947                123,687
                                                                                    ----------             ----------
                                                                                     2,375,943              2,339,424
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .            507,653                446,355
                                                                                    ----------             ----------
                                                                                    $1,868,290             $1,893,069
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

         On the basis of the Company's anticipated total gross revenue estimates, over 86% of released and episodic television produced programming costs at September 30, 1995 will be amortized within the three-year period ending September 30, 1998.

         Amortization of film costs included in Cost of operations is composed of the following (in thousands):

                                                                 Three months ended               Nine months ended
                                                                    September 30,                    September 30,
                                                            -----------------------------     ---------------------------
                                                                 1995             1994           1995            1994
                                                            ------------     ------------     ---------      -----------
Purchased program rights  . . . . . . . . . . . . . . .       $ 22,750         $ 22,226        $ 67,696       $ 66,565
Produced programming  . . . . . . . . . . . . . . . . .        325,898          249,291         706,702        625,048
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . .         25,852           19,100          76,372         58,281
Participants' share and royalties . . . . . . . . . . .         78,201           13,831         115,641         37,230
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . .         13,013              674          16,305           2,432
                                                              --------         --------        --------        --------
                                                              $465,714         $305,122        $982,716        $789,556
                                                              ========         ========        ========        ========

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

         Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1995 and 1994. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures of a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income
(loss) per common share for the three-month and nine-month periods ended September 30, 1995, and 1994 due to their anti-dilutive effect. The difference between the primary and fully-diluted earnings per share is not significant.

NOTE 4.  LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                             1995                    1994
                                                                    --------------------       ---------------
 Bank credit facilities . . . . . . . . . . . . . . . . . . . .          $1,295,000               $1,490,000
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . .             297,426                  297,381
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .             249,659                  249,637
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . .             199,846                  199,845
 Zero coupon subordinated convertible notes . . . . . . . . . .             259,044                  245,569
 Convertible subordinated debentures of
  a wholly-owned subsidiary . . . . . . . . . . . . . . . . . .              29,075                   29,075
 Obligations under capital leases . . . . . . . . . . . . . . .               6,308                    6,200
 Other long-term debt . . . . . . . . . . . . . . . . . . . . .               1,352                    1,386
                                                                         ----------               ----------
                                                                          2,337,710                2,519,093
 Less current portion . . . . . . . . . . . . . . . . . . . . .               1,487                    1,345
                                                                         ----------               ----------
                                                                         $2,336,223               $2,517,748
                                                                         ==========               ==========

NOTE 5. STOCKHOLDERS' EQUITY

        Stockholders' equity consists of the following components (in thousands, except share data):

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                              1995                    1994
                                                                        ---------------         ----------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .            $  260,438             $   260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                 4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 137,941,500 and 137,424,549
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8,621                   8,589
Capital in excess of par value  . . . . . . . . . . . . . . . .             1,083,286               1,073,317
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .              (934,157)             (1,002,884)
                                                                           ----------             -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . .            $  422,459             $   343,731
                                                                           ==========             ===========

        On March 1, 1995, June 1, 1995, and September 1, 1995 the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record dates. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record dates based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,902,000, $4,907,000, and $4,911,000 were paid on March 30, 1995, June 30, 1995, and September 30, 1995, respectively, to shareholders of record at the close of business on March 15, 1995, June 15, 1995, and September 15, 1995, respectively.

        The Company's ability to pay cash dividends to holders of shares of the Class A and Class B Common Stock and the Class C Preferred Stock is subject to certain covenants in the Company's outstanding debt instruments. Currently, the most restrictive of such covenants limits the maximum aggregate amount of dividends permitted to be paid annually to such holders to $30,000,000.

NOTE 6.  ACQUISITION

         The Company and New Line Cinema Corporation ("New Line"), a motion picture production and distribution company, completed a merger of New Line with a wholly-owned subsidiary of the Company on January 28, 1994 (the "New Line Merger"). As a result of the New Line Merger, each share of New Line Common Stock has been converted into the right to receive 0.96386 of a share of the Company's Class B Common Stock. The valuations used by New Line and the Company for purposes of arriving at the exchange ratio were $20 per share of New Line Common Stock and $20.75 per share of the Company's Class B Common Stock. The maximum number of shares of Class B Common Stock issuable pursuant to the New Line Merger is approximately 21,300,000 shares, valued at approximately $442,000,000. Cash will be distributed in lieu of any fractional shares. At September 30, 1995, approximately 16,500,000 shares of the Company's Class B Common Stock had been issued in connection with the New Line Merger. The remaining shares are issuable upon the exercise of New Line stock options and warrants and the conversion of the New Line convertible subordinated debentures discussed below. Additionally, the Company assumed and incurred liabilities of approximately $149,100,000 and paid debt and certain other acquisition costs of approximately $140,000,000 in connection with the New Line Merger. Among the liabilities assumed in the New Line Merger were $29,125,000 of New Line 6 1/2% convertible subordinated debentures (the "Convertible Debentures"). The Convertible Debentures are convertible at the option of the holders into an aggregate of approximately 1,700,000 shares of Class B Common Stock.

         The New Line Merger was accounted for by the purchase method of accounting. Goodwill and other intangible assets in the amount of approximately $330,000,000 were recognized in the transaction, and are being amortized using a straight-line basis over periods not to exceed 40 years. The pro forma effect of the New Line Merger for the nine months ended September 30, 1994 is not significant.

NOTE 7.  ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300,000,000 of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The initial sale generated proceeds of approximately $236,000,000 that were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. As collections reduce the accounts receivable balance in the pool, the Company has continued to sell participating interests in new receivables up to the maximum allowable under the program. The sales of accounts receivable under this program have reduced the accounts receivable balance in the consolidated condensed balance sheet and the proceeds have been included as a source of cash provided by operations in the consolidated condensed statement of cash flows. Under the terms of the agreement, the difference between the cash proceeds and the undivided percentage ownership interest sold in the designated pool of domestic cable and advertising accounts receivable consists of receivables that have been designated as reserves principally for any potential credit costs that may be incurred under the program. However, these costs are not expected to exceed the full amount of the allowance for doubtful accounts which has been retained in the consolidated condensed balance sheet of the Company, as the Company expects to experience substantially the same risk of credit loss as if the receivables had not been sold. The ongoing costs of the program are largely based on the purchaser's level of investment and cost of funds. The costs of the program are anticipated to be less than those the Company would have otherwise incurred under the Company's unsecured revolving credit facilities. Under the agreement, which expires in May 1996, the Company performs collection and administrative responsibilities related to the receivables sold as agent for the purchaser.

         As of September 30, 1995, the Company had sold an undivided interest in this designated pool of domestic cable and advertising accounts receivable that aggregated $300,000,000, generating net proceeds of $212,000,000. The estimated total cost of the program for the sale of accounts receivable during the three and nine months ended September 30, 1995, approximated $4,800,000 and $8,100,000, respectively, and is reflected as a reduction of operating profit in the consolidated condensed statements of operations.

NOTE 8. PROPOSED MERGER WITH TIME WARNER INC.

         On September 22, 1995, the Board of Directors of the Company approved the merger (the "Merger") of the Company with a wholly-owned subsidiary of Time Warner Inc., a Delaware corporation ("Time Warner"). Thereafter, the Company,

Time Warner and Time Warner Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Time Warner, executed an Agreement and Plan of Merger, dated as of September 22, 1995 (the "Merger Agreement"). In the Merger, each outstanding share of Class A Common Stock, par value $0.0625 per share, of the Company and each share of Class B Common Stock, par value $0.0625 per share, of the Company (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into 0.75 of a share of common stock, par value $1.00 per share, of Time Warner ("Time Warner Common Stock"), and each share of Class C Convertible Preferred Stock, par value $0.125 per share, of the Company (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into 4.80 shares of Time Warner Common Stock. The Company has agreed pursuant to the Merger Agreement not to solicit any other takeover proposal and, subject to certain conditions, not to provide any information to, or to negotiate with any other party. In addition, in the event the Merger Agreement is terminated under certain circumstances and a definitive agreement with respect to an alternative transaction is executed, or an alternative transaction is consummated, at or within 18 months after such termination, the Company would be obligated to pay to Time Warner a termination fee of $175,000,000. The Merger Agreement also contemplates an alternative structure, if the parties so agree, which would involve the merger of each of the Company and Time Warner with separate subsidiaries of a newly-formed holding company. If such holding company structure is implemented, each issued and outstanding share of the Company's capital stock (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into the right to receive common stock of such newly-formed holding company at the same exchange ratios described above. At the present time, the Company expects that the parties to the Merger Agreement will agree to the holding company structure.

         The Merger is subject to a number of closing conditions, including regulatory approvals and the approval of the shareholders of the Company and the stockholders of Time Warner. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the terms of the Merger Agreement or the other agreements entered into by the Company, Time Warner and Liberty Media Corporation ("LMC") and its affiliates in connection with the Merger. As a result of the arrangements among R.E. Turner, the Company, Time Warner and LMC and its affiliates, holders of a sufficient number of shares of the Company's capital stock of each class have agreed to vote in favor of the Merger to assure its approval by the Company's shareholders, regardless of the vote of any other shareholders of the Company. The LMC Agreement, however, provides that the obligation of LMC and its affiliates to vote for the Merger is subject to certain conditions, including there not having been amendments to the agreements that would have certain effects on LMC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

         Cash provided by operations after changes in film costs and associated liabilities for the nine months ended September 30, 1995 aggregated $308 million, including cash interest payments, net of cash interest received, of $155 million and a net change in film costs and liabilities of $111 million. Also included in cash provided by operations was $212 million which represents the current net proceeds from the accounts receivable securitization program discussed below. Other primary uses of cash during the period included repayments of amounts outstanding under the unsecured revolving credit facilities of $270 million and additions to property and equipment of $73 million.

         Included in the net change in film costs were $650 million utilized by the Company for original entertainment and sports programming (including $285 million for theatrical film productions, excluding promotional and advertising costs).

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. As of September 30, 1995, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $300 million. The initial proceeds from the sale, $236 million, were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company has recognized costs of $8 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 7 of Notes to Consolidated Condensed Financial Statements.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 4 and Note 7 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness and the accounts receivable securitization program.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.3 billion of outstanding indebtedness at September 30, 1995, of which $1.3 billion was outstanding under unsecured revolving credit facilities with banks.

CAPITAL RESOURCES AND COMMITMENTS

          During the next 12 months, the Company anticipates making cash expenditures of approximately $280 million for sports programming, primarily rights fees, approximately $1.3 billion for original entertainment programming (excluding promotional and advertising costs) and approximately $150 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $125 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $625 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

         Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors and film suppliers and additional borrowings.

PROPOSED MERGER WITH TIME WARNER INC.

         On September 22, 1995, the Board of Directors of the Company approved the Merger of the Company with Time Warner. Thereafter, the Company, Time Warner and Time Warner Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Time Warner, executed the Merger Agreement. In the Merger, each outstanding share of Class A Common Stock, par value $0.0625 per share, of the Company and each share of Class B Common Stock, par value $0.0625 per share, of the Company (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into 0.75 of a share of Time Warner Common Stock, and each share of Class C Convertible Preferred stock, par value $0.125 per share, of the Company (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into 4.80 shares of Time Warner Common Stock. The Company has agreed pursuant to the Merger Agreement not to solicit any other takeover proposal and, subject to certain conditions, not to provide any information to or to negotiate with any other party. In addition, in the event the Merger Agreement is terminated under certain circumstances and a definitive agreement with respect to an alternative transaction is executed, or an alternative transaction is consummated, at or within 18 months after such termination, the Company would be obligated to pay to Time Warner a termination fee of $175 million. The Merger Agreement also contemplates an alternative structure, if the parties so agree, which would involve the merger of each of the Company and Time Warner with separate subsidiaries of a newly-formed holding company. If such holding company structure is implemented, each issued and outstanding share of the Company's capital stock (other than shares held by Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are perfected) will be converted into the right to receive common stock of such newly-formed holding company at the same exchange ratios described above. At the present time, the Company expects that the parties to the Merger Agreement will agree to the holding company structure.

         The Merger is subject to a number of closing conditions, including regulatory approvals and the approval of the shareholders of the Company and the stockholders of Time Warner. There can be no assurance that all of the conditions to the consummation of the Merger will be satisfied or that, as a condition to the grant of any approvals by government agencies, changes will not be required to the terms of the Merger Agreement or the other agreements entered into by the Company, Time Warner and Liberty Media Corporation ("LMC") and its affiliates in connection with the Merger. As a result of the arrangements among R.E. Turner, the Company, Time Warner and LMC and its affiliates, holders of a sufficient number of shares of the Company's capital stock of each class have agreed to vote in favor of the Merger to assure its approval by the Company's shareholders, regardless of the vote of any other shareholders of the Company. The LMC Agreement, however, provides that the obligation of LMC and its affiliates to vote for the Merger is subject to certain conditions, including there not having been amendments to the agreements that would have certain effects on LMC.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994


                                                               UNAUDITED                     UNAUDITED
                                                           THREE MONTHS ENDED           THREE MONTHS ENDED
                                                           SEPTEMBER 30, 1995           SEPTEMBER 30, 1994
                                                           ------------------           ------------------
                                                                           (IN THOUSANDS)
  Revenue
    Entertainment
     Networks                                                  $  311,422                     $283,124
     Production & Distribution                                    476,893                      280,203
     Intrasegment revenue elimination                             (15,868)                     (21,456)
                                                               ----------                     --------
    Total Entertainment                                           772,447                      541,871
    News                                                          177,265                      163,546
    Other                                                          67,752                       37,750
    Intersegment revenue elimination                              (10,883)                      (4,278)
                                                               ----------                     --------
                                                               $1,006,581                     $738,889
                                                               ==========                     ========

  Operating profit (loss)
    Entertainment
     Networks                                                  $   70,030                     $ 51,065
     Production & Distribution                                    (11,284)                       4,753
     Intrasegment elimination                                       3,918                        2,097
                                                               ----------                     --------
    Total Entertainment                                            62,664                       57,915
    News                                                           58,764                       52,611
    Other                                                         (15,729)                     (21,417)
    Costs of accounts receivable
         securitization program                                    (4,811)                           -
    Equity in income (loss) of
         unconsolidated entities                                    6,185                       (1,572)
                                                               ----------                     --------
                                                               $  107,073                     $ 87,537
                                                               ==========                     ========


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $230 million, or 43%, from $542 million to $772 million. The majority of the increase was due to syndication revenue, which increased $199 million, primarily due to the domestic syndication of "Seinfeld." In the entertainment networks, advertising revenue increased $40 million, or 32%, excluding any advertising revenue related to the 1994 Goodwill Games, due to an increase in the amount charged per thousand homes and higher viewership. The Entertainment Segment recognized $33 million in total revenue in the third quarter of 1994 from the telecast of the 1994 Goodwill Games. Subscription revenue increased $22 million, or 20%, due to higher rates and an increase in subscribers.

         Operating profit for the Entertainment Segment increased $5 million, or 8%, from $58 million to $63 million. Operating profit for the entertainment networks increased $20 million, or 33%, due to the revenue increases described above. Operating results for the production and distribution companies decreased $15 million. Losses from certain domestic theatrical releases in the quarter and lower than expected results from films released internationally exceeded the third quarter operating profit of $28 million realized from the off-network syndication of the television series "Seinfeld." The impact of the 1994 Goodwill Games on operating profit for the Segment in the third quarter was not significant, as $26 million in losses on the games were recorded in the second quarter of 1994.

NEWS SEGMENT

         News Segment revenue rose $14 million, or 8%, from $163 million to $177 million, due to higher domestic and international subscription revenue as a result of increased subscribers, and improved international advertising revenues.

         Revenue advances outpaced cost increases resulting in a $6 million, or 12%, improvement in operating profit, from $53 million to $59 million.

OTHER SEGMENT

         Revenue for the segment increased $30 million, or 79%, from $38 million to $68 million, due primarily to the addition of 20 more Braves home games played in the third quarter of 1995 in comparison to the strike-shortened 1994 season. Overall, operating losses for the segment decreased $6 million, or 27%, from $22 million to $16 million. Decreases in the Braves' operating losses of $13 million were offset by increased general corporate costs in line with overall Company growth.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

         Operating profit increased $8 million due primarily to the Atlanta Hawks' allocation of franchise fees from the NBA's admission of two new teams starting in the 1995/96 season.

         By notice dated September 16, 1994, the Company called for redemption on October 17, 1994, all of its outstanding 12% Senior Subordinated Debentures (the "Subordinated Debentures") due 2001. The redemption of the Subordinated Debentures resulted in an extraordinary after-tax charge of $25 million representing the write-off of unamortized debt issue costs and premiums associated with early redemption.

         In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company recognized costs of $5 million in the third quarter in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

         Consolidated depreciation and amortization increased $4 million as a result of increased levels of property and equipment required to support the Company's growth.

         As a result of the information discussed above, the Company reported net income of $40 million in the third quarter of 1995 ($0.14 net income per common share and common share equivalent). This compares to a net loss of $5 million in the third quarter of 1994 ($0.02 net loss per common share).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                              UNAUDITED                     UNAUDITED
                                                          NINE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1995           SEPTEMBER 30, 1994
                                                          ------------------           ------------------
                                                                          (IN THOUSANDS)
 Revenue
   Entertainment
    Networks                                                  $  863,673                    $  745,847
    Production & Distribution                                  1,021,276                       699,714
    Intrasegment revenue elimination                             (60,083)                      (51,670)
                                                              ----------                    ----------
   Total Entertainment                                         1,824,866                     1,393,891
   News                                                          557,244                       477,502
   Other                                                         156,227                       130,860
   Intersegment revenue elimination                              (23,555)                      (18,413)
                                                              ----------                    ----------
                                                              $2,514,782                    $1,983,840
                                                              ==========                    ==========

 Operating profit (loss)
   Entertainment
    Networks                                                  $  178,134                    $   84,722
    Production & Distribution                                    (23,874)                      (29,520)
    Intrasegment elimination                                         548                        10,851
                                                              ----------                    ----------
   Total Entertainment                                           154,808                        66,053
   News                                                          196,395                       156,564
   Other                                                         (61,897)                      (47,200)
   Costs of accounts receivable
        securitization program                                    (8,069)                            -
   Gain on sale of equity investment                                   -                        21,746
   Equity in loss of
        unconsolidated entities                                   (1,552)                       (5,435)
                                                              ----------                    ----------
                                                              $  279,685                    $  191,728
                                                              ==========                    ==========


ENTERTAINMENT SEGMENT

        Entertainment Segment revenue increased $431 million, or 31%, from $1.4 billion to $1.8 billion. Syndication revenue increased $210 million due primarily to the domestic syndication of "Seinfeld." In addition, network advertising revenue increased $87 million, or 20% excluding any advertising revenue related to the 1994 Goodwill Games, due to an increase in the amount charged per thousand homes and higher viewership. The Entertainment segment recognized $33 million in revenue through the third quarter of 1994 from the telecast of the 1994 Goodwill Games. Subscription revenue also increased, rising $62 million, or 26%, to $303 million, due to higher rates and an increase in subscribers. In addition to the increased syndication revenue, the Company's production and distribution companies contributed increased revenue related to home video distribution, which increased $59 million, or 24%, to $302 million, and favorable box office results for theatrical film releases, which increased $32 million, or 20%, to $192 million.

        Operating profit for the Entertainment Segment increased $89 million over the first nine months of 1994, from $66 million to $155 million, $33 million of which related to losses in 1994 associated with the Goodwill Games. Additionally, increased operating profits from the entertainment networks, exclusive of the Goodwill Games, of $69 million were primarily due to reduced sports programming costs as compared to the same period in the previous year when the 1994 Winter Olympics were telecast, as well as the advertising and subscription revenue advances mentioned above. After intrasegment eliminations, operating results at the production and distribution companies decreased $9 million due primarily to $28 million realized from the off-network syndication of the television series "Seinfeld", which was offset by losses from certain domestic theatrical releases and lower than expected results from films released internationally.

NEWS SEGMENT

        News Segment revenue rose $79 million, or 17%, from $478 million to $557 million. The increase was due primarily to a $34 million, or 16%, increase in domestic advertising revenue associated with higher viewership levels, and a $17 million, or 10%, increase in domestic subscription revenue due primarily to higher rates and an increase in subscribers. The remaining increase in overall revenue was primarily generated by CNN International, where revenue rose $21 million, or 28%, from $77 million to $98 million.

        Revenue advances outpaced cost increases resulting in a $40 million, or 25%, improvement in operating profit, from $156 million to $196 million.

OTHER SEGMENT

        Revenue for the segment increased $25 million, or 19%, from $131 million to $156 million. Revenues at World Championship Wrestling associated primarily with pay-per-view events increased $10 million, or 49%. In addition, revenues generated by the Atlanta Braves increased $11 million as a result of increased broadcast rights revenue due to the effects of the strike in 1994. Overall, operating losses for the segment increased $15 million, due primarily to increases in general corporate costs in line with overall Company growth.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

        Operating losses decreased $4 million due primarily to the Atlanta Hawks' allocation of franchise fees from the NBA's admission of two new teams starting in the 1995/96 season.

         By notice dated September 16, 1994, the Company called for redemption on October 17, 1994, all of its outstanding Subordinated Debentures. The redemption of the Subordinated Debentures resulted in an extraordinary after-tax charge of $25 million representing the write-off of unamortized debt issue costs and premiums associated with early redemption.

         In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company has recognized costs of $8 million in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

        In June 1994, the Company sold its equity interest in RHI Entertainment for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million.

        Consolidated depreciation and amortization increased approximately $14 million as a result of increased levels of property and equipment required to support the Company's growth.

        As a result of the information discussed above, the Company reported net income of $83 million for the nine months ended September 30, 1995 ($0.29 net income per common share and common share equivalent). This compares to a net loss of $5 million for the nine months ended September 30, 1994 ($0.02 net loss per common share).

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

Shareholder Litigation in Connection with Proposed Merger

         Since August 30, 1995, seventeen complaints have been filed against the Company, its directors and Time Warner, and in most cases, Tele-Communications, Inc. ("TCI") in connection with the proposed Merger of the Company with Time Warner. Sixteen of these complaints were filed in Superior Court in Fulton County, Georgia. An additional complaint was filed in the Court of Chancery in New Castle County in the State of Delaware on October 2, 1995;
an action on behalf of the same plaintiff was filed in Georgia on October 23, 1995. Of the complaints filed in Georgia, fourteen were filed prior to the approval of the Merger on September 22, 1995 and two complaints were filed after the proposed Merger was approved by the TBS and Time Warner Boards of Directors. On September 27, 1995, an amended complaint was filed in one of the pre-September 22nd complaints. On October 24, 1995, an amended complaint was filed in another pre-September 22nd complaint which apparently would consolidate thirteen of the sixteen complaints filed in Georgia.

         These complaints, all purportedly brought on behalf of a class of the Company's public shareholders, allege, among other things, that some or all of the defendants have breached their fiduciary duties as directors and/or shareholders. All of the complaints seek damages, most of the complaints also seek, among other things, to enjoin consummation of the Merger, and many seek an auction of the Company.

         By letter dated October 20, 1995, certain of the plaintiffs in the Georgia suits made a demand upon the Company to repudiate certain of the transactions relating to the proposed Merger as corporate waste or, absent repudiation, seek indemnification from any officers or directors who authorized the challenged transactions. These plantiffs indicated that a shareholders' derivative suit would be filed in less than 90 days, seeking injunctive relief. These derivative claims have been asserted in the October 24, 1995 amended complaint referred to above. The Board of Directors of the Company intends to establish a committee of the Board to investigate such derivative claims.

         The Company intends to vigorously defend each of these lawsuits.

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

         On July 16, 1993, the FCC issued a Notice of Proposed Rulemaking to add the regulatory requirements to govern cost-of-service showings that cable operators may submit under this provision to justify rates above the benchmarks. On February 22, 1994, the Commission adopted interim rules to govern the cost-of-service proceedings.

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

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.37.1 Amendment to Employment Agreement, dated as of July 17, 1995, by and between New Line Cinema Corporation and Robert Shaye, with respect to the Employment Agreement, dated as of January 28, 1994.

11            Computation of Earnings per Common and Common Equivalent Share.

27            Financial Data Schedule (for SEC use only).


(b)   Reports on Form 8-K

         On October 5, 1995, the Company filed a Form 8-K announcing that on September 22, 1995, the Board of Directors of the Company approved the merger of the Company with a wholly-owned subsidiary of Time Warner Inc. and thereafter, the Company, Time Warner Inc. and Time Warner Acquisition Corp., a wholly-owned subsidiary of Time Warner Inc., executed an Agreement and Plan of Merger, dated as of September 22, 1995.

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





 Date:  November 14, 1995