Form 10-K405
period 1995-12-31
TURNER BROADCASTING SYSTEM INC
filed 1996-03-21
CIK 100240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR
                               ENDED DECEMBER 31, 1995

                                               OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION
                   PERIOD FROM                  TO
                               ----------------    ----------------
                                   COMMISSION FILE NO. 0-9334

                        Turner Broadcasting System, Inc.
             (Exact name of registrant as specified in its charter)

                GEORGIA                                 58-0950695
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

             ONE CNN CENTER                               30303
            ATLANTA, GEORGIA                            (Zip Code)
(Address of principal executive offices)

                                 (404) 827-1700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
--------------------------------------------------------------------------------
CLASS A COMMON STOCK, $0.0625 PAR VALUE PER SHARE        AMERICAN STOCK EXCHANGE
CLASS B COMMON STOCK, $0.0625 PAR VALUE PER SHARE        AMERICAN STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1996: $273,300,000 Class A Common Stock, $1,461,600,000 Class B Common Stock, $233,100,000 Class C Convertible Preferred Stock.

     The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1995: Class A Common Stock, par value $0.0625 -- 68,330,388 shares and Class B Common Stock, par value $0.0625 -- 137,982,831 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report to Shareholders") are incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this Report, as more particularly described herein.

     (2) Portions of the registrant's definitive Proxy Statement (the "1996 Proxy Statement") to be filed with the Commission on or about April 30, 1996 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     Turner Broadcasting System, Inc. (the "Company") is a diversified information and entertainment company which was incorporated in the State of Georgia in 1965. Through its subsidiaries at December 31, 1995, the Company owned and operated four domestic entertainment networks, four international entertainment networks (together the "Entertainment Networks"), and four news networks. The Company produces and distributes entertainment and news programming worldwide, with operations in motion picture, animation, sports and television production, home video, television syndication, licensing and merchandising, and publishing.

RECENT DEVELOPMENTS

     The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 (the "Merger Agreement") among the Company, Time Warner Inc. ("Time Warner"), TW Inc., a Delaware corporation and currently a wholly-owned subsidiary of Time Warner ("New Time Warner"), Time Warner Acquisition Corp., a Delaware corporation ("Delaware Sub") and TW Acquisition Corp., a Georgia corporation ("Georgia Sub"), which provides for a transaction in which the Company and Time Warner will each become a wholly-owned subsidiary of a new holding company, New Time Warner. Pursuant to the Merger Agreement, (a) Georgia Sub will be merged into the Company (the "TBS Merger"),
(b) each outstanding share of Class A Common Stock, par value $0.0625 per share, of the Company and each share of Class B Common Stock, par value $0.0625 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 0.75 of a share of common stock, par value $.01 per share, of New Time Warner ("New Time Warner Common Stock"), (c) each share of Class C Convertible Preferred Stock, par value $.125 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 4.80 shares of New Time Warner Common Stock, (d) Delaware Sub will be merged into Time Warner (the "TW Merger" and together with the TBS Merger, the "Mergers"), (e) each outstanding share of common stock, par value $1.00 per share, of Time Warner (other than shares held directly or indirectly by Time Warner) will be converted into one share of New Time Warner Common Stock, (f) each outstanding share of each series of preferred stock of Time Warner (other than shares held directly or indirectly by Time Warner and shares with respect to which appraisal rights are properly exercised) will be converted into one share of a substantially identical series of preferred stock of New Time Warner having the same designation as the shares of preferred stock of Time Warner so converted, (g) each of Time Warner and the Company will become a wholly-owned subsidiary of New Time Warner and (h) New Time Warner will be renamed "Time Warner Inc."

     The Mergers are subject to a number of closing conditions, including regulatory approvals and the approval of the shareholders of the Company and the stockholders of Time Warner. Among the required regulatory approvals are (i) the approval of the Federal Communications Commission (the "FCC") and (ii) the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Both the FCC and the Federal Trade Commission (the "FTC"), which has the responsibility for reviewing the parties' filings under the HSR Act, are closely reviewing the Mergers. There can be no assurance that all of the conditions to the consummation of the Mergers will be satisfied or that, as a condition to the grant of any approvals by government agencies, including the FCC and the FTC, changes will not be required to the terms of the Merger Agreement or the other agreements entered into by the Company, Time Warner and Liberty Media Corporation ("LMC") and its affiliates in connection with the Mergers. As a result of the arrangements among R.E. Turner, the Company, Time Warner and LMC and its affiliates, holders of a sufficient number of shares of the Company's capital stock of each class have agreed to vote in favor of the TBS Merger to assure its approval by the Company's shareholders, regardless of the vote of any other shareholders of the Company. The LMC Agreement described below, however, provides that the obligation of LMC and its affiliates to vote in favor of the TBS Merger is subject to certain conditions, including there not having been amendments to the related agreements that would have certain effects on LMC.

     Concurrently with the execution of the Merger Agreement, the Company and LMC Southeast Sports Inc. ("LMC Sports"), entered into a Stock Purchase Agreement (the "SportSouth Agreement") pursuant to which the Company will sell to LMC Sports all of the outstanding capital stock of Turner Sports Programming, Inc. ("TPSI") which owns a 44% interest in SportSouth Network, Ltd. ("SportSouth"). The purchase price for the stock of TPSI (currently estimated to be $60 million) will be determined in accordance with a formula set forth in the SportSouth Agreement. The transaction contemplated by the SportSouth Agreement is conditioned upon the consummation of the Mergers. The Company has also agreed, subject to the consummation of the Mergers, to extend the existing affiliation agreements pursuant to which Tele-Communications, Inc. and its affiliates distribute programming produced by the Company.

     Pursuant to the Amended and Restated LMC Agreement (the "LMC Agreement"), dated as of September 22, 1995, among Time Warner, New Time Warner, LMC and certain of its affiliates, LMC and certain of its affiliates have agreed, subject to certain conditions, to vote all their shares of Company capital stock in favor of the approval of the TBS Merger and each of the other transactions contemplated by the Merger Agreement and in favor of the approval of the Merger Agreement. Pursuant to the LMC Agreement, Time Warner has agreed with LMC that, upon the happening of certain events, LMC will have the right to cause Time Warner to terminate the Merger Agreement and abandon the Mergers.

     On February 16, 1996, the Company and Time Warner Inc. announced plans to launch a 24-hour sports news cable service, CNN-SI, combining the resources of CNN's news operations and Sports Illustrated's print and television staff. The launch is currently scheduled for December 1996.

BUSINESS SEGMENTS

     The Company's operations are in two primary industry segments:
Entertainment and News. The Entertainment Segment consists of Entertainment Networks and Entertainment Production and Distribution, which accounted for approximately 73% of the Company's consolidated revenue (after elimination of intersegment revenues) for the year ended December 31, 1995. The News Segment consists of domestic and international news networks.

     For additional financial information about the Company's industry segments for each of the three years ended December 31, 1995, see Note 15 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

                                 ENTERTAINMENT

ENTERTAINMENT NETWORKS

     At December 31, 1995, the Entertainment Networks included four domestic networks, WTBS (commonly known as "TBS Superstation"), Turner Network Television ("TNT"), the Cartoon Network and Turner Classic Movies ("TCM"), and four international networks, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia. For selected information concerning household coverage, viewership and ratings of the Entertainment Networks, refer to page 28 in the 1995 Annual Report to Shareholders incorporated herein by reference.

  Domestic

     TBS Superstation is a 24-hour per day independent UHF television station located in Atlanta, Georgia, which is transmitted over-the-air to the Atlanta market and also is retransmitted by common carrier via satellite to cable systems located in all 50 states, Puerto Rico and the Virgin Islands. TBS Superstation relies principally on advertising revenue and receives no compensation for its signal from cable systems (other than indirectly from copyright fees paid and allocated through the Federal Copyright Office, formerly the Federal

Copyright Royalty Tribunal ("CRT"), for Company-owned programs) or from Southern Satellite Systems, Inc. ("Southern"), the common carrier which delivers its signal to the cable systems.

     Generally, the Company does not have contracts with the local cable systems controlling coverage of the TBS Superstation signal; nor does the Company have a contract with Southern, which is a common carrier controlled by Tele-Communications, Inc. (see "I. Election of Directors," " -- Additional Information" and " -- Executive Compensation -- Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement), requiring retransmission of the TBS Superstation signal. Local cable systems contract with Southern for use of the TBS Superstation signal. This retransmission of the TBS Superstation signal could be discontinued by the carrier subject to Southern's contracts with the local cable systems. In view of the substantial fees received by Southern from the local cable systems for the TBS Superstation signal, the Company considers voluntary discontinuance of such retransmission by Southern unlikely.

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

     TCM is a 24-hour per day commercial-free cable television entertainment program service that was launched in April 1994. The network is transmitted via satellite for distribution by cable television operators and other distributors (primarily direct broadcast satellite), and derives its revenues primarily from receipt of per-subscriber license fees paid by cable operators and other distributors.

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

  International

     TNT Latin America, which was launched in January 1991, is a 24-hour per day trilingual entertainment program service distributed principally to subscribing cable systems in Latin America and the Caribbean. All of the TNT Latin America
schedule is dubbed audio or subtitled in English, Spanish and Portuguese. At December 31, 1995, TNT Latin America was distributed to subscribers in 36 countries and territories. Revenues from this service are derived primarily from subscription fees based on contracts with cable operators that specify minimum subscriber levels.

     Cartoon Network Latin America, which was launched in April 1993, is a 24-hour per day trilingual animated program service and is distributed principally to subscribing cable systems in Latin America and the Caribbean. All of the Cartoon Network Latin America schedule is dubbed audio or subtitled in English, Spanish and Portuguese. At December 31, 1995, Cartoon Network Latin America was distributed to subscribers in 33 countries and territories. Revenues from this service are derived primarily from subscription fees based on contracts with cable operators that specify minimum subscriber levels.

     TNT & Cartoon Network Europe, which was launched in September 1993, is a 24-hour per day program service which originates in the United Kingdom and is distributed throughout Europe. At December 31, 1995,

TNT & Cartoon Network Europe was distributed in 41 countries and territories via satellite. This dual programming service features 14 hours of animated programming during the day and 10 hours of film product at night. Approximately 45% of its schedule is dubbed audio or subtitled in six languages -- English, French, Spanish, Swedish, Norwegian and Finnish. This service derives most of its revenue from advertising sales and subscription fees.

     TNT & Cartoon Network Asia, which was launched in October 1994, is a 24-hour per day program service. The network originates in Hong Kong and is distributed throughout the Asia Pacific region. At December 31, 1995, TNT & Cartoon Network Asia was distributed in 20 countries and territories via satellite. This dual programming service features 14 hours of animated programming during the day and 10 hours of film product at night. All of the animated programming schedule is dubbed audio or subtitled in English and Mandarin, and 80% of the schedule is dubbed audio or subtitled in Thai. All of the film product programming schedule is dubbed audio or subtitled in English and 40% of the schedule is dubbed audio or subtitled in Mandarin and Thai with more languages expected to be added in later years. The service derives most of its revenues from advertising sales and subscription fees.

  Programming

     The Entertainment Networks telecast 24 hours per day, 7 days per week. The Company fulfills its programming needs through use of its copyright-owned program libraries, licensed programming, original productions and program rights to sports events.

     The Company's copyright ownership consists chiefly of the world's largest film and animation libraries: 3,400 films, 8,600 cartoon episodes and over 2,200 hours of made-for-television programming.

     The Company has acquired programming rights from the National Basketball Association (the "NBA") to televise a certain number of regular season and playoff games in each of the 1994-1995 through 1997-1998 seasons in return for rights fees aggregating $352 million plus a share of the advertising revenues generated in excess of specified amounts under the agreement. The Company also has an agreement with the National Football League to televise a certain number of preseason and regular season Thursday and Sunday night games in each of the 1994 through 1997 seasons in return for rights fees aggregating $496 million. See "Other Businesses -- The Atlanta Braves" for discussion of additional sports programming.

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

  Competition

     TBS Superstation, TNT, the Cartoon Network and TCM compete with other television programming services for distribution to viewers, and compete for viewers with all other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, home video, movie theaters and all other forms of audio/visual entertainment, and news and information services. In the Atlanta market, TBS Superstation vies for viewers with affiliates of the four major networks, two other independent stations and two affiliates of the Public Broadcasting System, in addition to other programming available to local television viewers. The continued carriage of the TBS Superstation signal, or the addition of that signal to cable system operators, could be adversely affected relative to other cable-delivered programming by the requirement that cable operators pay copyright royalty fees for each distant non-network signal carried by their systems. See "Business -- Regulation -- Copyright License System."

     Internationally, TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia compete with all other television programming services for distribution to viewers, and compete for viewers with other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, satellite distributed programming services, home video, movie theaters and all other forms of audio/visual entertainment, and news and information services.

ENTERTAINMENT PRODUCTION AND DISTRIBUTION

     The Entertainment Production and Distribution group is involved in the creation of programming or the distribution of original and library product to the Entertainment Networks and third parties.

     The Production companies include New Line Cinema Corporation ("New Line"), Castle Rock Entertainment ("Castle Rock"), and Turner Pictures Worldwide, Inc. ("Turner Pictures Worldwide"), each of which is principally involved in motion picture and television production. In 1995, these entities released an aggregate of 28 theatrical films. The Company anticipates that these three entities will release theatrically an aggregate of up to 40 films in 1996. After theatrical release, the films will be distributed both domestically and internationally by the Company primarily in the pay-per-view, home video, premium cable network, television and other syndication and basic cable network markets. The Company's fourth production entity, Hanna-Barbera, Inc. ("Hanna-Barbera"), is engaged primarily in the production of new animation product for the Company's Entertainment Networks.

     The Company owns two major copyright libraries. The Turner Entertainment Co. library (the "TEC Library") contains approximately 3,400 MGM, ("MGM"), RKO Pictures, Inc. ("RKO") and pre-1950 Warner Bros. films, 3,000 short subjects and 1,850 cartoon episodes, and approximately 2,600 television episodes, specials and pilots. The Hanna-Barbera library (the "HB Library") consists of over 3,000 half-hours of animation programming. Programming from both libraries has been used to launch Entertainment Networks, such as TNT, the Cartoon Network and TCM, and as cost-effective sources of on-going programming needs.

     The Company-owned programming is marketed and distributed in the theatrical, pay-per-view, home video, premium cable network, television and other syndication and basic cable network markets principally through its own organization, except for certain pre-existing agreements related to the TEC Library and Castle Rock product.

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

     After the termination or revision of pre-existing distribution agreements with Sony Pictures Entertainment, Inc. and certain of its affiliates, Castle Rock theatrical product became available for international theatrical and home video distribution by the Company in certain territories in 1994. In addition, Castle Rock theatrical product will become available for distribution by the Company in the domestic home video market in 1997 and domestic theatrical market in 1998.

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

  Competition

     The production and distribution of theatrical motion pictures, television product and videocassettes are highly competitive businesses. Production companies compete with numerous other motion picture and television production companies, and with television networks and pay cable systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel as well as for paying audiences. With respect to distribution of episodic television product, there is significant competition from independent producers and distributors as well as major studios. Revenues from filmed entertainment, depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace, and this in turn depends in part upon the marketing strategy of the producer or distributor as compared to that of the competition as well as the quality and variety of competing products. As a result of this competition for viewers, the Company is vulnerable to the risk of volatile operating results in future periods.

                                      NEWS

     At December 31, 1995, the Company's News Segment consisted of three domestic networks, Cable News Network ("CNN"), Headline News, and CNN Financial News Network ("CNNfn"), and one international network, Cable News Network International ("CNN International") (all such networks, the "News Networks"). For selected information concerning household coverage, viewership and ratings of the News Networks, refer to page 28 in the 1995 Annual Report to Shareholders incorporated herein by reference.

DOMESTIC

     CNN is a 24-hour per day cable television news service which was launched in June 1980. CNN uses a format consisting of up-to-the minute national and international news, sports news, financial news, science news, medical news, weather, interviews, analysis and commentary. As of December 31, 1995, CNN obtains reports from 30 news bureaus, of which nine are in the United States (Atlanta, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, San Francisco and Washington, D.C.) and 21 are located outside the United States (Amman, Bangkok, Beijing, Berlin, Brussels, Cairo, Hong Kong, Jakarta, Jerusalem, Johannesburg, London, Mexico City, Moscow, Nairobi, New Delhi, Paris, Rio de Janeiro, Rome, Santiago, Seoul and Tokyo). In addition to these permanent bureaus, CNN maintains satellite newsgathering trucks in the United States, portable satellite uplinks (flyaways) in the United States and abroad and a network of approximately 400 domestic and approximately 200 international broadcast television affiliates which permit CNN to report live from virtually anywhere in the world. The affiliate arrangements, from which CNN derives substantial news coverage, are generally represented by contracts having terms of one or more years. In addition, news is obtained through wire news services, television news services and from freelance reporters and camera crews. CNN is also a member, together with other news reporting companies, of various news pools including the White House pool which, under certain conditions, provides coverage of Presidential activities and White House events.

     Headline News is a 24-hour per day cable television news service launched in December 1981 which uses a concise, fast paced format to provide constantly updated half-hour newscasts. Although Headline News has its own studio and transmission facilities, it utilizes CNN's newsgathering operations for the accumulation of its own news stories.

     CNN Interactive is a newly formed division within CNN which has as its mission to create and deliver the leading branded interactive news service over non-broadcast delivery platforms. On August 30, 1995, CNN Interactive launched its site on the World Wide Web portion of the Internet (at http://CNN.com). This site provides a wide range of news and information and is updated 24 hours per day. The stories are presented via a combination of video clips, sound files, still images and text. A complementary interactive news site dedicated to business news is provided by CNNfn (at http://CNNfn.com). In addition, in a joint effort with Time Magazine, a separate site covering politics was launched on January 29, 1996 (at http://AllPolitics.com).

     CNNfn is a 12-hour per day, 5-day per week financial news service which was launched on December 29, 1995 in the United States. CNNfn provides live, global market news and information, business news, political-economic analysis, consumer news and personal financial reports and is broadcast domestically in connection with the CNN International domestic feed.

     Revenues for CNN, Headline News and CNNfn are derived from the sale of advertising time and subscription sales of the services to cable system operators, broadcasters, hotels and other clients as well as from distribution of the service in the over-the-air and commercial and residential satellite markets. See "Business Segments -- Entertainment -- Entertainment
Networks -- Domestic" for a discussion of the items affecting the sale of advertising time. The programming of CNN, Headline News and CNNfn is transmitted via satellite to local cable systems and others which have contracted directly with CNN to obtain these news program services.

INTERNATIONAL

     CNN International is a 24-hour per day television news service consisting of programming produced by CNN and Headline News, as well as original programming, which is distributed to cable systems, broadcasters, hotels, direct-to-home satellite viewers and businesses around the world on a network of 12 satellites outside the United States as of December 31, 1995. At December 31, 1995, CNN International was available in over 200 countries and territories on five continents. In January 1995, the CNN International satellite feed became available on a limited basis in the United States and, since December 29, 1995, is distributed with CNNfn. CNN International is licensed and marketed by wholly-owned subsidiaries of the Company throughout the world.

     CNN International derives its revenues primarily from fees charged to cable operators, fees paid by other users (principally hotels and embassies) of the CNN International signal, the sale of advertising time, and fees charged to international over-the-air television stations for the use of the CNN International signal.

     In November 1995 the Company announced the planned addition of a new network, a 24-hour per day television news service in Spanish that will be available by April 1997 for all of Latin America. The Company expects the new network will provide a much greater penetration into the region's predominantly Spanish speaking population.

  Competition

     The News Networks compete nationally and CNN International also competes internationally with other cable and television news services for distribution to viewers, and each network competes for viewers with other forms of programming provided to television viewers, such as broadcast networks and local over-the-air television stations, with home video viewership, newspapers, news magazines, movie theaters and all other forms of audio/visual entertainment, news and information services. For other factors relating to competition, see "Business Segments -- Entertainment -- Entertainment Networks -- Competition."

                                OTHER BUSINESSES

     In addition to its Entertainment and News Segments, the Company owns or has an interest in a number of other businesses, among them, professional sports teams.

THE ATLANTA BRAVES

     In January 1976, the Company acquired the Atlanta Braves (the "Braves"), a major league baseball club, through a wholly-owned subsidiary, Atlanta National League Baseball Club, Inc. ("ANLBC"). In addition to the Braves, ANLBC operates minor league farm clubs in Richmond, Virginia; Greenville, South Carolina; and Macon, Georgia. ANLBC also operates rookie league clubs in West Palm Beach, Florida and Danville, Virginia, and utilizes facilities under player development contracts in Durham, North Carolina and Eugene, Oregon. The Braves lease office, locker room and storage space and play all home games in the Atlanta-Fulton County Stadium in Atlanta, Georgia. ANLBC is a member of the National League of Professional Baseball Clubs (the "National League"). ANLBC is subject to payment of ongoing assessments and dues to the National League and to compliance with the constitution and bylaws of the National League, as the same may be modified from time to time by the membership, as well as with rules promulgated by the Commissioner of Baseball. These rules include standards of conduct for players and front office personnel; methods of operation; procedures for drafting new players and for purchasing, selling and trading player contracts; rules for implementing disciplinary action relative to players, coaches and front office personnel; and certain financial requirements.

     The baseball players under contract with clubs belonging to the National League or to the American League of Professional Baseball Clubs (collectively, the "Major League") are represented for collective bargaining purposes by the Major League Baseball Players' Association (the "Baseball Players' Association"). On March 19, 1990, the Major League and the Baseball Players' Association agreed to a collective bargaining agreement to be in effect until December 31, 1993. Under the terms of that agreement, once a player was drafted and executed a contract with a club, the club retained exclusive rights to that player until he had completed six years of Major League service. At the conclusion of this period, if the club and the player could not reach agreement as to the terms of his contract, the player became a free agent and could negotiate and enter into a contract with another club. The club losing a free agent to another club was entitled to compensation for such loss only in the form of additional amateur draft rights. The agreement also allowed for all players with three years of Major League service and 17% of players with between two and three years of Major League service to enter into salary arbitration. The opportunity for "free agent" status and the players' rights to salary arbitration have resulted in increased payroll cost for the major league clubs, including the Braves.

     The collective bargaining agreement specified that either the Major League or the Baseball Players' Association could reopen for negotiation certain provisions of the agreement, specifically minimum salary levels, salary arbitration and free agency issues, by providing written notice at least 30 days prior to January 10, 1993. In December 1992, the Major League reopened the collective bargaining agreement. The entire 1993 season and the 1994 season games prior to August 13, 1994 were played without an agreement.

     Subsequent to the completion of the last game played, on August 12, 1994, members of the Baseball Players' Association, which includes Braves players, began a strike (the "Baseball Strike") over certain unresolved collective bargaining agreement issues. On September 14, 1994, as a result of the Baseball Strike, the Office of the Commissioner of Baseball announced that the 1994 Major League season had ended. During 1995, the Baseball Players' Association and club owners reached an agreement whereby the Baseball Players' Association representatives played an abbreviated 1995 Championship Season. The strike did not have an adverse impact on the Company's consolidated financial position in 1994 or 1995. Currently, no collective bargaining agreement exists between the owners and Baseball Players' Association; however, the Braves expect to participate in the 1996 Championship Season.

     ANLBC receives a pro-rata distribution of revenues generated through contracts negotiated with television networks, certain other broadcast revenues and a portion of gate receipts from games away from home. During 1993, the Office of the Commissioner of Baseball entered into an agreement with Entertain-ment and Sports Programming Network ("ESPN") covering the 1994 through 1999 seasons and entered into an agreement to form a joint venture with American Broadcasting Company and National Broadcasting Company ("NBC") to telecast certain major league games over six seasons beginning in 1994. The joint venture agreement contained provisions for the cancellation of the remaining term of the contract by the participants, without penalty if certain minimum revenues were not generated from such telecasts. This agreement was terminated with the last game of the 1995 World Series. In December 1995, the Major League negotiated with NBC, Fox Broadcasting Company ("Fox"), ESPN, and LMC to enter into four- and five-year agreements whereby NBC, Fox, ESPN and LMC will be granted broadcasting rights to various pre-season, regular season, and post-season games and series through the 2000 baseball season. Such agreements will supersede any existing agreements between those entities and the Major League. The terms of the agreements are subject to approval by the Major League and are expected to be finalized in advance of the 1996 Championship Season.

     In January 1985, an agreement was reached between ANLBC and the Office of the Commissioner of Baseball relative to the nationwide television exposure afforded the telecasts of the Braves games on TBS Superstation. The agreement, extended through the 1993 season, required the Company to make rights fee payments into the Major League Central Fund for equal distribution to all major league baseball clubs including the Braves. In exchange for these fees, the Commissioner of Baseball, among other things, would not seek to prohibit the telecast of a specified number of Braves games on TBS Superstation and the accompanying nationwide satellite distribution of the TBS Superstation signal by common carrier. In 1995 and 1994, no formal agreement existed; however, 108 and 88 games were telecast in each season, respectively. The Company is currently negotiating with the Office of the Commissioner of Baseball for a new long-term agreement that would resolve the amount of rights fees to be paid for 1995 and 1994, as well as address future seasons. An estimate of the 1995 and 1994 rights fees has been accrued in the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders incorporated herein by reference. TBS Superstation expects to televise approximately 125 Braves games during 1996. Also, SportSouth Network, Ltd., an unconsolidated entity in which the Company holds a 44% interest, intends to telecast 30 games in 1996 pursuant to an agreement with ANLBC.

     In March 1993, the Braves entered into an agreement with the City of Atlanta and the Fulton County Recreation Authority (the "Authority") whereby the Braves agreed to lease from the Authority certain stadium facilities (the "Stadium") to be constructed for use in staging the 1996 Summer Olympic Games and then converted into a facility for use as a Major League baseball stadium. The minimum lease term is twenty years commencing upon the conversion of the Stadium into a baseball facility. The Braves have the option to extend the lease for four successive five year periods. This agreement is contingent upon certain factors including the construction of the Stadium and the conversion of the Stadium into a baseball facility.

     In November 1995, the Braves entered into an agreement with the Atlanta Committee for the Olympic Games, Inc., whereby the Braves have agreed, under certain conditions, to contribute the sum of $23.4 million toward the payment of certain costs to construct the Stadium, including modifications for permanent use as a baseball facility and demolition of the existing facility used by the Braves, both after the staging of the 1996 Summer Olympic Games. All such costs are expected to be paid in 1996 and 1997, and the 1997 Championship Season is scheduled to be played in the new facility.

     In March 1995, the baseball clubs of the National and American Leagues entered into agreements (the "Expansion Club Agreements") with the St. Petersburg Baseball Limited Partnership and the AZPB Limited Partnership whereby the 28 existing Major League clubs (the "Existing Clubs") would admit expansion clubs owned by the respective partnerships (the "Expansion Clubs"), located in St. Petersburg, Florida and Phoenix, Arizona, respectively, into the Major League commencing with the 1998 season. Pursuant to the Expansion Club Agreements, the Expansion Clubs will remit to the Existing Clubs a total of $260 million for their entrance into the Major League.

     During fiscal 1995, the Braves received approximately $2.3 million from the Expansion Clubs, representing its pro-rata allocation of the 1995 expansion payments. The Braves pro-rata allocation of the 1996 and 1997 payments is $1.8 million and $5.2 million, respectively.

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

     A portion of the Hawks' revenues is derived from a pro-rata share of the network broadcast rights fees received by the NBA, pursuant to the four-year broadcast rights fee agreement covering the 1994-1995 through 1997-1998 seasons awarded to NBC in 1993.

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

     NBA players are represented for collective bargaining purposes by the National Basketball Players' Association (the "NBPA"). During June 1988, the NBA and the NBPA agreed in principle to a new six-year collective bargaining agreement and for the 1994-1995 season, the NBA and NBPA operated under a one-year extension of the agreement.

     In September 1995, the NBA and the NBPA entered a new six-year collective bargaining agreement. The new agreement, among other things, will reduce the NBA draft to one round starting in 1998, continues the salary cap which ties a team's payroll to the league's gross revenues (as defined) and beginning July 1, 1996, provides unrestricted free agency for all players at the conclusion of their contracts.

     The Company has reached a preliminary agreement with the Authority to build a new multi-purpose arena adjacent to CNN Center to replace the Omni Coliseum. The agreement provides that the new arena and substantial infrastructure improvements surrounding the new arena would be funded primarily by the proceeds from bonds issued by the Authority and tax-exempt bonds secured by certain rental car tax revenues, respectively. The Company expects to contribute $10 million towards the cost of the infrastructure improvements and become a 50% partner in a joint venture that would operate the new arena. Revenues from arena operations would repay and secure the taxable arena bonds. The agreement is subject to a number of contingencies, including Company approval of the budgeted cost of the new arena and infrastructure, identification of a temporary playing venue for the Hawks during the two-year construction period, governmental approvals and authorizations, State of Georgia legislative approval to impose a rental car tax and the sale of the taxable arena bonds and the tax-exempt rental car tax bonds.

     As a part of the preliminary agreement, the Hawks have agreed to play their home games in the new arena so long as the taxable arena bonds are outstanding (up to 30 years). The Hawks have also agreed to pledge their revenues as collateral for the taxable arena bonds in exchange for a backup pledge by the City of Atlanta and Fulton County to guarantee payment of the taxable arena bonds.

SPORTSOUTH NETWORK

     In May 1990, TSPI, a wholly-owned subsidiary of the Company, entered into an agreement with LMC and Scripps Howard Production, Inc. ("Scripps Howard") to form SportSouth. SportSouth was formed to launch SportSouth Network, a regional sports network serving the Southeast. As of December 31, 1995, TSPI owned a 44% interest in SportSouth. SportSouth Network programming includes Braves baseball, Hawks basketball and various programs from Prime Networks, a national service offering sports programming to affiliated sports networks, cable operators and home satellite dish owners. SportSouth's revenues are principally derived from the sale of advertising time and the sale of its service to cable operators. At December 31, 1995, SportSouth Network served approximately 5.1 million U.S. television households. For additional information relative to SportSouth, see "Business -- Recent Developments."

n-tv

     The Company acquired a 27.5% interest in n-tv in March 1993. n-tv is a 24-hour per day German language news network currently reaching 40 million homes in Germany and other parts of Europe, primarily via cable systems and satellite. Like TBS Superstation in the United States, n-tv relies principally on advertising revenues and receives no compensation for its signal from those cable systems. The studio and offices of n-tv are located in Berlin. At December 31, 1995, the Company's ownership interest in n-tv was 33.1%. For additional information concerning the acquisition of the ownership interest in n-tv, see
Note 3 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

OTHER

     The Company's corporate and news operations are headquartered in CNN Center, a multi-use office, retail and hotel complex in Atlanta, Georgia. The CNN Airport Network is a CNN-produced service that provides newscasts to travelers at airports across the United States. Through World Championship Wrestling ("WCW"), the Company produces wrestling programming for TBS Superstation and TNT, the domestic syndication markets, and pay-per-view television. WCW also stages live wrestling events.

                                   REGULATION

     The Telecommunications Act of 1996 (the "1996 Act") was enacted into law on February 8, 1996. The 1996 Act modifies various provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"), with the intent of establishing a pro-competitive, deregulatory policy framework for telecommunications. The Federal Communications Commission (the "FCC" or the "Commission") is charged with implementation of the 1996 Act. The Company at this time cannot predict the full effect that the 1996 Act or the FCC's implementing regulations may have on the Company's operations.

BROADCAST REGULATION

     Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act. Among other things, FCC regulations govern the issuance, term, renewal and transfer of licenses which must be obtained by persons to operate any television station. The current broadcast license of TBS Superstation was renewed on April 15, 1992 and will expire on April 1, 1997. In addition, FCC regulations govern certain programming practices.

     The 1996 Act extends the future term of licenses granted by the FCC for the operation of television broadcast stations from five to eight years. The 1996 Act also provides that the FCC shall grant an application for renewal of a broadcast station license if the FCC finds that the station has served the public interest, has engaged in no serious violations of the Communications Act or the FCC's rules, and has not engaged in violations that demonstrate a pattern of abuse. The comparative license renewal process has been abolished. These changes could enhance the value of the broadcast license of TBS Superstation by lengthening the station's future license terms, streamlining the renewal process, and eliminating the prospect of a comparative renewal challenge.

     On August 9, 1995, the FCC released a Fourth Further Notice of Proposed Rulemaking and Third Notice of Inquiry to consider a broad range of issues regarding the conversion by television broadcasters from analog to digital technology. Among other things, the FCC is considering regulations to promote the efficient use of advanced television ("ATV") spectrum, whether restrictions should be placed on the use of ATV channels, what public interest standards should apply to ATV service, what transition period should apply, and how existing laws will be affected by the transition to digital broadcasting. On November 25, 1995, the Company filed comments with the FCC opposing any extension of must-carry rights to ATV broadcast stations (see "Business -- Regulation -- Cable
Regulation -- Must-Carry and Retransmission Consent"). Any regulatory change, if adopted, could affect the operations of TBS Superstation and the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of this proceeding or the overall effect, if any, that regulatory changes may have on the Company's operations.

     The 1996 Act provides that if the FCC issues additional licenses for ATV service, it must limit eligibility for such licenses to current broadcast licensees. As a condition for grant of an ATV license, a broadcaster must agree to surrender its original spectrum or its ATV spectrum for reallocation pursuant to FCC regulation. These changes could enhance the value of the broadcast license of TBS Superstation by making the station eligible to hold an ATV license. The Company at this time cannot predict the overall effect, if any, that these requirements may have on the Company's operations.

     The 1996 Act directs the FCC to modify its rules to eliminate the restrictions on the number of television stations that a single person or entity may own nationally and to permit a single television broadcast licensee to own stations with a combined national audience reach of 35 percent. The 1996 Act also directs the FCC to conduct a rulemaking proceeding to determine whether to retain, modify or eliminate its limitations on the number of television stations that a single person or entity may own or operate within the same television market. Any regulatory change, if adopted, could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of these proceedings or the overall effect, if any, that they may have on the Company's operations.

     The 1996 Act directs the FCC to revise its regulations to permit a television broadcast station to affiliate with a person or entity that maintains two or more networks of television broadcast stations, subject to certain restrictions set forth in the statute. These changes could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the overall effect, if any, that such regulatory revisions may have on the Company's operations.

CABLE REGULATION

     Cable television systems are regulated by the FCC and by states, municipalities or other local governmental authorities ("Local Authorities"). Local Authorities generally have the jurisdiction to review and grant renewal and transfer of cable franchises, to review rates charged to subscribers, and to require public, educational, government and/or leased-access channels, except to the extent that such jurisdiction is preempted by federal law. Rate regulations or other franchise conditions could place downward pressure on subscriber fees earned by the Company, and regulatory carriage requirements could adversely affect the number of channels available to carry the Company's networks.

     The 1992 Act became law on October 5, 1992. The 1996 Act modifies the 1992 Act in a variety of ways. The principal provisions of the 1992 Act and the 1996 Act that may affect the Company's operations are discussed below. The Company cannot predict the full effect that the 1996 Act may have on the Company's operations.

  Definition of Cable System

     The 1996 Act amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., satellite master antenna television services serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators. The Company at this time cannot predict the overall effect, if any, that this change may have on the Company's operations.

  Rate Regulation

     Section 623 of the Communications Act, as amended by the 1992 Act, established a two-tier rate structure applicable to systems not found to be subject to "effective competition" as defined by the statute. Rates for a required "basic service tier" are subject to regulation by practically every community. Rates for cable programming services other than those carried on the basic tier are subject to regulation if, upon complaint, the FCC finds that such rates are "unreasonable." Programming offered by a cable operator on a per-channel or per-program basis, however, is exempt from rate regulation.

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

     The FCC on November 10, 1994 adopted a policy regarding rate regulation of packages of "a la carte" services. "A la carte" services that are offered in a package will now be subject to rate regulation by the FCC. In light of the uncertainty created by the various criteria that the FCC previously applied to "a la carte" packages, the FCC, in those cases in which it was not clear how the FCC's previous criteria should have been applied to the package at issue, and where only a "small number" of channels were moved from a previously regulated tier to the package, will allow cable operators to treat existing packages as New Product Tiers ("NPTs") as discussed below.

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

     The constitutionality of these provisions has been challenged in litigation filed in the United States District Court for the District of Columbia. On September 27, 1993, the district court upheld the constitutionality of these provisions. An appeal of that decision is pending in the U.S. Court of Appeals for the District of Columbia Circuit. The Commission's implementing regulations were upheld by the United States Court of Appeals for the District of Columbia Circuit, and a petition for a writ of certiorari was denied by the United States Supreme Court. The Company cannot predict the ultimate outcome of the litigation.

     The 1996 Act expands the definition of "effective competition" to include instances in which a local exchange carrier or its affiliate (or a multichannel video programming distributor using the facilities of such carrier or its affiliates) offers comparable video programming directly to subscribers by any means (other than direct-to-home satellite service) in the operator's franchise area. This expansion of the definition of "effective competition" will trigger deregulation of cable rates in any cable franchise area where a telephone company offers comparable video programming as defined by the statute. This change could increase distribution of the Company's networks and enhance subscriber fees earned by the Company from cable operators affected by rate deregulation. The Company at this time cannot predict the overall effect, if any, that this change may have on the Company's operations.

     The 1996 Act deregulates the rates for cable programming services (i.e., upper tiers of service) provided after March 31, 1999, and immediately deregulates upper tier rates for entities that operate small cable systems as defined under the statute. The 1996 Act also eliminates the uniform rate structure requirements for cable operators in areas subject to effective competition or to video programming offered on a per channel or per program basis. These changes could increase distribution of the Company's networks and enhance subscriber fees earned by the Company from facilities affected by rate deregulation. The Company at this time cannot predict the overall effect, if any, that these changes may have on the Company's operations.

  Must Carry and Retransmission Consent

     Sections 4 and 5 of the 1992 Act require cable television systems to devote up to one-third or more of their channel capacity to the mandatory carriage of local television stations and to provide certain channel positioning rights to such stations. The 1992 Act also includes provisions governing the retransmission of television broadcast signals by cable systems. These provisions require cable operators to obtain the consent of a commercial television station prior to retransmitting the station's broadcast signal, and also provide those stations with the right to make a binding election every three years between must-carry and retransmission consent. The must-carry provisions applicable to non-commercial and commercial television stations became effective on December 4, 1992, and October 5, 1993, respectively. These provisions adversely affect the ability and willingness of cable systems to carry the Company's networks by reducing the number of channels available for the carriage of cable programming services and by limiting the cable operator's discretion to select the mix of programming to be carried on their systems.

     Pursuant to FCC regulations implementing the 1992 Act, commercial broadcast stations must notify cable systems on or before October 1, 1996, of their binding elections between must-carry and retransmission consent. These elections could require affected cable systems to modify their existing channel lineups, thereby adversely affecting carriage of the Company's networks. The Company at this time cannot predict the overall effect, if any, that such elections may have on the Company's operations.

     The 1992 Act provides that commercial television stations have mandatory carriage rights only on cable systems serving communities located within a station's local television market as defined by the statute and the FCC's regulations. The 1992 Act further provides that cable operators and television broadcast stations may petition the FCC to modify the market of a particular station by adding or subtracting communities from its market. The grant or denial of such a petition could adversely affect the ability or willingness of an affected cable operator to carry the Company's networks. On December 8, 1995, the FCC initiated a rulemaking proceeding to consider modifying its regulations governing the determination of local television markets. Any regulatory change, if adopted, could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of this proceeding or the overall effect, if any, that a regulatory change may have on the Company's operations.

     The Company has initiated litigation challenging the must-carry and retransmission consent provisions of the 1992 Act as unconstitutional (see "Legal Proceedings -- Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al.").

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

  Cable Cross-Ownership Rules

     The 1996 Act repeals the statutory bar on cable-broadcast station cross-ownership to permit a person or entity to own or control a television station and a cable system with overlapping service areas. The 1996 Act leaves in place, however, the cable-broadcast station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation. The 1996 Act also directs the FCC to revise its regulations to permit a person or entity to own or control a television network and a cable system and, if necessary, to revise its regulations to ensure carriage, channel positioning and non-discriminatory treatment of nonaffiliated broadcast stations by a cable system subject to cross-ownership. The 1996 Act further provides that the ban on cable-MMDS cross-ownership shall not apply to any cable operator in a franchise area in which one cable operator is subject to effective competition as determined under the statute. The Company at this time cannot predict the overall effect that these changes may have on the Company's operations, if any.

  Telco Entry in Video Programming

     The 1996 Act provides that a local exchange carrier may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based multichannel video programming distributor, not subject to the Cable Act; (2) as a cable operator, fully subject to the Cable Act; and (3) through an "open video system" certified by the FCC to be offering nondiscriminatory capacity for unaffiliated programmers, subject only to selected provisions of the Cable Act. A local exchange carrier also may provide the "transmission of video programming" on a common carrier basis, with no Cable Act obligations. The 1996 Act extends the program access requirements of the 1992 Act to a telephone company that provides video programming by any means directly to subscribers and to programming in which such a company holds an attributable ownership interest. The Company at this time cannot predict the overall effect that the entry of telephone companies into the delivery of video programming may have on the Company's operations, if any.

  Rating of Video Programming

     The 1996 Act provides that if the FCC determines, one year after enactment, that program distributors, of which the Company is one, have not voluntarily established content ratings and agreed to broadcast signals containing such ratings, the FCC shall prescribe: (1) guidelines and procedures for identification and rating of certain classes of video programming as defined by the statute; and (2) rules requiring video programming distributors to transmit the rating in a manner that permits parents to block the display of programming they determine to be inappropriate for children. The 1996 Act also provides that the FCC shall require television manufacturers to equip sets with a device that enables viewers to block programs that have been designated with a specific rating. The effective date of the manufacturing requirement must be established by the FCC after consultation with the television manufacturing industry, but the date may not be earlier than two years after enactment. These requirements could affect the dissemination of the Company's networks and impose regulatory burdens that affect the Company's operations. The Company at this time cannot predict the overall effect, if any, that these requirements may have on the Company's operations.

COPYRIGHT LICENSE SYSTEM

     The Copyright Act provides for the grant to cable systems of compulsory licenses for carriage of distant, non-network copyrighted programming (as typically originally transmitted by a broadcast television station). The Copyright Act also provides for payments of royalty fees by the cable systems for the benefit of copyright owners or licensors, which fees are payable for the privilege of retransmitting such programming to their subscribers. Under the Copyright Act, the amount of such royalty payments is generally based upon a formula utilizing the amount of the system's semi-annual gross receipts and the number of distant non-network television signals carried by the system. Therefore, cable systems that carry TBS Superstation must contribute to the Copyright Office for distribution. However, no royalties are paid by cable systems in connection with their carriage of TNT, the Cartoon Network, TCM, CNN, Headline News, or the domestic feed of CNN International and CNNfn.

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

                                   EMPLOYEES

     At December 31, 1995, the Company and its wholly-owned subsidiaries had approximately 7,000 full-time employees.

     A subsidiary of TEC is signatory to collective bargaining agreements with two unions. These agreements cover approximately 40 employees and expire in 1997. In addition, certain subsidiaries of the Company are signatories to one or more of the following collective bargaining agreements: the Writers Guild of America Basic Agreement, the Directors Guild of America Basic Agreement, the Screen Actors Guild Basic Agreement, Television and Television Animation Agreements, the International Alliance of Theatrical Stage Employees Basic and Local 839 Agreements and the Union of British Columbia Performers Agreement. One of the Company's other subsidiaries is a member of the Alliance of the Motion Picture and Television Producers.

ITEM 2.  PROPERTIES

     The Company owns CNN Center, a hotel and office complex in Atlanta, Georgia, which houses the Company's corporate offices, certain operations of CNN, Headline News, CNNfn and CNN International and the operations of certain other subsidiaries. The Company subleases, until December 27, 2043, a parking facility next to the complex with approximately 2,000 parking spaces.

     The Company also manages and operates the Omni Coliseum pursuant to an operating agreement which expires in October 2002. The agreement requires the Company to apply certain revenues generated by the operation of the Omni Coliseum toward payment of the revenue bonds issued to finance the acquisition, construction and equipping of the Omni Coliseum.

     In addition to CNN Center, the Company owns buildings of approximately 313,000 square feet on approximately 29 acres of land in Atlanta, Georgia. The primary building currently houses the studios and offices of TBS Superstation, TNT, the Cartoon Network and TCM. In addition, adjacent to the primary building are twelve seven-meter, two ten-meter, two eleven-meter and one fifteen-meter earth stations used to transmit and monitor the signals of TBS Superstation, TNT, the Cartoon Network, TCM, CNN, Headline News and CNNfn to various satellites and to receive satellite feeds for use by CNN, Headline News and CNNfn, and five smaller operative antennas for receiving backhaul from various satellites.

     The Company also owns a building of approximately 85,000 square feet in Atlanta, Georgia. A portion of the building is used for general purposes and the remainder is available for lease to unaffiliated third parties.

The Company also leases office or studio space in major cities around the United States and abroad for certain of its operations.

     The Company owns a building of approximately 103,000 square feet in Los Angeles. The building is used primarily for animation studios and office space associated with the operations of Hanna-Barbera.

     The Hawks currently play their home games and occupy locker room and storage space at the Omni Coliseum. The space is rented from a wholly-owned subsidiary of the Company which operates the Omni Coliseum for a fee equal to 10% of net gate receipts.

     ANLBC leases office, locker room and storage space (aggregating approximately 70,000 square feet), and the Braves play all home games in the Atlanta-Fulton County Stadium pursuant to a lease running through December 31, 1996. This lease gives ANLBC priority in the scheduling of baseball games, exclusive year-round concession rights in the stadium and the non-exclusive right to use the stadium for other events. Lease payments are specified percentages of gate receipts and concession sales with a minimum of $650,000 per year. For additional information relative to ANLBC facilities, see
"Business -- Other Businesses -- The Atlanta Braves."

     The Braves also lease facilities for use by its farm clubs in Richmond, Virginia; Greenville, South Carolina and Macon, Georgia. The Braves also utilize a facility under a player development contract in Durham, North Carolina and has teams in West Palm Beach, Florida; Danville, Virginia; and Eugene, Oregon that compete in rookie leagues.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

  Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al.

     On October 5, 1992, the Company filed suit in the United States District Court for the District of Columbia challenging the provisions of the 1992 Act that require cable television systems to devote up to one-third or more of their channel capacity to the carriage of local television stations and provide certain channel positioning rights to such stations (see
"Business -- Regulation -- Cable Regulation -- Must Carry and Retransmission Consent"). The provisions also grant television stations the right to require prior consent to the retransmission by a cable operator of the station's broadcast signal. The Company's complaint alleges that these provisions infringe upon the free speech rights of cable program networks and cable operators in violation of the First Amendment of the United States Constitution. Under a provision in the 1992 Act, the case was heard by a three-judge panel of the District Court. On April 8, 1993, the District Court upheld the constitutionality of the provisions by a 2-1 vote. On June 17, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. On December 12, 1995, the District Court, on remand, again upheld the constitutionality of the provisions by a 2-1 vote. On December 21, 1995, the Company appealed the District Court's ruling to the United States Supreme Court. On February 20, 1996, the Supreme Court noted probable jurisdiction to hear the Company's appeal. The Company cannot predict the outcome of the litigation at this time. The Company is pursuing its claims.

  Shareholder Litigation in Connection with Proposed Merger

     Seventeen actions have been filed against the Company, Time Warner, certain officers and directors of the Company, Time Warner or Time Warner Entertainment Company, L.P., and other defendants, purportedly on behalf of a class of the Company's shareholders, in connection with the proposed merger transaction between the Company and Time Warner (see "Business -- Recent Developments"). Sixteen of the seventeen complaints were filed in Superior Court, Fulton County, Georgia; the other, which was filed in the Court of Chancery of the State of Delaware in and for New Castle County, was subsequently dismissed voluntarily without prejudice by the plaintiff. Of the complaints filed in Georgia, fourteen were filed prior to the approval of the Mergers on September 22, 1995 by the Boards of Directors of Time Warner and the Company (Shigala v. Turner Broadcasting Sys., Inc., et al., Case No. E-41502; Schrank v. R.E. Turner, et al., Case No. E-41501; Lewis, et al. v. Turner Broadcasting Sys., Inc., et al., Case No. E-41500; Silverstein and

Silverstein v. Turner Broadcasting Sys., Inc., et al., Case No. E-41526; Strauss
v. Turner Broadcasting Sys., Inc., et al., Case No. E-41538; Hoffman v. Ted Turner, et al., Case No. E-41544; Barry v. Turner Broadcasting Sys., Inc., et al., Case No. E-41545; Mersel and Mersel v. R.E. Turner, et al., Case No. E-41554; Friedland and Friedland v. Turner Broadcasting Sys., Inc., et al., Case No. E-41562; Schwarzchild v. Turner Broadcasting Sys., Inc., et al., Case No. E-41586; Turner and Hanson v. Turner Broadcasting Sys., Inc., et al., Case No. E-041637; H. Mark Solomon v. Turner Broadcasting Sys., Inc., et al., Case No. E-41685; Shores v. Turner Broadcasting Sys., Inc., et al., Case No. E-41749; and Krim and Davidson v. Turner Broadcasting Sys. Inc., et al., Case No. E-41779). Two of the complaints filed in Georgia were filed after the Mergers were approved (Altman v. Turner Broadcasting Sys., Inc., et al., Case No. E-43205; and Joyce v. Tele-Communications, Inc., et al., Case No. E-43321). The plaintiff in Altman filed a voluntary dismissal of that action without prejudice on November 10, 1995.

     On November 13, 1995, Judge Elizabeth Long, to whom all remaining actions had been assigned, consolidated all actions except the Joyce action. On December 20, 1995, the defendants filed answers in response to the second amended complaint (the "Second Amended Complaint") previously filed in Lewis on November 1, 1995.

     On January 19, 1996, the defendants in these actions filed a Motion for Judgment on the Pleadings on all claims asserted in the Second Amended Complaint on the grounds that, under Georgia law, the valid grant of dissenters' rights to the Company's shareholders with respect to the TBS Merger prohibits plaintiffs from maintaining the claims asserted in the Second Amended Complaint. On January 31, 1996, the Court consolidated the Joyce action with the other consolidated actions, and ordered plaintiffs to file a Consolidated Amended Complaint within thirty days of the date of the order. Additionally, the Court stayed discovery in these consolidated actions until the Court rules on the defendants' Motion for Judgment on the Pleadings.

     On February 29, 1996, plaintiffs filed their Third Amended Consolidated Supplemental and Derivative Class Action Complaint (the "Third Amended Complaint"). The Third Amended Complaint, which includes a derivative claim, alleges, among other things, that the terms of the TBS Merger are unfair to the Company's shareholders and that the defendants have breached or aided and abetted the breach of fiduciary common law and statutory duties owed to the Company's shareholders. The Third Amended Complaint further alleges that the defendants acted fraudulently in negotiating and approving the proposed TBS Merger, that the approval of the TBS Merger by the Company's Board of Directors was fraudulently obtained, and that the vote of the Company's Board of Directors approving the TBS Merger did not comply with the Company's Restated Articles of Incorporation and Bylaws or with Georgia law. Among other relief demanded, the Third Amended Complaint seeks damages, an injunction against the consummation of the TBS Merger and related transactions, and an auction of the Company.

     The Company intends to defend vigorously these actions.

     By letter dated October 20, 1995, plaintiffs in certain of the Georgia actions described above made a demand upon the Company to repudiate the SportSouth Agreement and the fee authorized to be paid by the Company to one of its advisors in connection with the Mergers as corporate waste or, absent repudiation, to seek indemnification from any officers or directors of the Company who authorized the challenged matters. These plaintiffs indicated that a shareholders' derivative suit seeking injunctive relief would be filed in less than 90 days, which claims were asserted four days later in the first amended complaint filed in Lewis and later asserted in both the Second Amended Complaint and the Third Amended Complaint. The Company's Board of Directors has established a committee of directors to investigate such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table lists the executive officers of the Company, their ages and their positions as of February 29, 1996:

                   NAME                     AGE                POSITION
------------------------------------------  ---   -----------------------------------
R. E. Turner..............................  57    Chairman of the Board of Directors
                                                  and President
Christian L. Becken.......................  42    Vice President and Treasurer
William S. Ghegan.........................  47    Vice President, Controller and
                                                  Chief Accounting Officer
William H. Grumbles*......................  46    Vice President -- Worldwide
                                                  Distribution
Elahe Hessamfar...........................  42    Vice President and Chief
                                                  Information Officer
Steven J. Heyer...........................  43    Vice President -- Advertising Sales
                                                  and Marketing
W. Thomas Johnson.........................  54    Director and Vice President -- News
Steven W. Korn............................  42    Vice President, General Counsel and
                                                  Secretary
Terence F. McGuirk........................  44    Director and Executive Vice
                                                  President
Wayne H. Pace.............................  49    Vice President -- Finance and Chief
                                                  Financial Officer
Scott M. Sassa............................  37    Director and Vice
                                                  President -- Turner Entertainment
                                                  Group
Harvey W. Schiller........................  56    Vice President -- Sports
                                                  Programming
William M. Shaw...........................  51    Vice President -- Administration
Robert Shaye..............................  56    Director, and Chairman and Chief
                                                  Executive Officer, New Line Cinema
                                                  Corp.
Julia W. Sprunt*..........................  42    Vice President -- Marketing and
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

     W. Thomas Johnson joined the Company in 1990 as Vice President -- News and was elected as a director in 1990. He also serves as President of CNN. Previously, Mr. Johnson was Chairman of the Los Angeles Times from 1989 until joining the Company, and also Vice Chairman of the Times Mirror Company from 1987 until joining the Company. From 1980 he had served as Publisher and Chief Executive Officer of the Los Angeles Times.

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

     Scott M. Sassa rejoined the Company in 1988 as Executive Vice President of TNT, Inc. He became Vice President -- Entertainment Networks in 1990 and was elected a director in 1992. In 1994, his title became Vice President -- Turner Entertainment Group. Mr. Sassa also serves as President of Turner Entertainment Group, Inc.

     Harvey W. Schiller joined the Company in September 1994 as Vice
President -- Sports Programming. Dr. Schiller also serves as President of Turner Sports, Inc. Prior to joining the Company, Dr. Schiller was Executive Director of the United States Olympic Committee from 1989.

     William M. Shaw joined the Company in 1981 as Director of Personnel and was promoted to Vice President -- Personnel in 1982. He was promoted to Vice President -- Administration in 1991. Previously, he served as Director of Personnel at Siemens-Allis Corp.

     Robert Shaye has served as President or Chairman and Chief Executive Officer of New Line Cinema Corporation ("New Line") since its inception in 1967. He currently serves as Chairman and Chief Executive Officer of New Line, a wholly-owned subsidiary of the Company since January 28, 1994. Mr. Shaye was elected as a director of the Company in 1994.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information regarding the principal markets on which the Company's two classes of common stock are traded, the high and low sales price for the stock on the American Stock Exchange for each quarterly period during the past two years, the Company's dividend policy and the approximate number of holders of each class of the common stock at December 31, 1995, is included under the caption entitled "Investor Information" on page 55 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected financial data for the Company for the five years ended December 31, 1995 is included under the caption entitled "Selected Financial Data" on page 30 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported consolidated revenue of approximately $3.4 billion for the year ended December 31, 1995, a 22% increase over the same period last year. Operating profit, defined as income before interest expense, interest income, income taxes, and extraordinary items, increased 25% from 1994 to $358 million. The Company realized net income of $103 million, or an $82 million increase from 1994 which included an extraordinary charge of $25 million, net of tax benefits, for the early redemption of the Company's 12% Senior Subordinated Debentures due 2001 (the "Subordinated Debentures"). Income before the provision for income taxes was $173 million, or a 118% increase from 1994.

     The consolidated financial statements and all related information included in the 1995 Annual Report to Shareholders incorporated herein by reference should be read in conjunction with the following review. See the financial statements set forth on pages 31 through 52 of the 1995 Annual Report to Shareholders, incorporated herein by reference. For a discussion of regulatory and legislative matters affecting the Company, refer to Part I -- Item 1, "Business -- Regulation."

OVERVIEW

     The Company's present operations and future prospects are influenced by many factors, primarily the growth of the cable television industry and, to a lesser extent, motion picture production and distribution industries and the economic climate both in the United States and abroad, as well as the availability of programming for its entertainment and news networks. Additionally, government regulation and information technology changes relating to the entertainment and media industries also influence domestic and international prospects.

U.S. CABLE TELEVISION INDUSTRY

     The growth of the Company's Entertainment and News Segments is influenced by the growth of the U.S. cable industry since that medium represents the principal distribution system for TBS Superstation, TNT, the Cartoon Network, CNN, Headline News and CNNfn. At the end of 1995, homes subscribing to cable television service in the United States reached approximately 65 million, which represented 68% of all U.S. television households and a 4.7% increase over 1994. Homes served by cable television are expected to grow through 2000 (the last year for which estimates are available) and are expected to represent approximately 71% of all U.S. television households by the end of that year. The growth of the Company's Entertainment and News Segments is also influenced by the channel capacity of individual cable system operators.

U.S. DIRECT-TO-HOME SATELLITE INDUSTRY

     The development of the direct-to-home satellite market ("DTH") offers additional growth opportunities to the Company's Entertainment and News Segments. By December 31, 1995, homes subscribing to DTH television service in the United States reached approximately 4 million, which represented over 5% of U.S. television households. Homes served by DTH are expected to grow to approximately 10 million by 2000.

MOTION PICTURE AND TELEVISION PRODUCTION AND DISTRIBUTION INDUSTRY

     The production and distribution of theatrical motion pictures, television product and videocassettes are highly competitive businesses. Production companies compete with numerous other motion picture and television production companies, and with television networks and pay cable systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel as well as for paying audiences. With respect to distribution of episodic television product, there is significant competition from independent producers and distributors, major studios and, as a result of the elimination of the financial interest and syndication rules, broadcast television networks. Revenues from filmed entertainment depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace, and this in turn depends in part upon the marketing strategy of the producer or distributor as compared to that of the competition as well as the quality and variety of competing products. As a result of this competition for viewers, the Company is vulnerable to the risk of volatile operating results in future periods.

ECONOMIC CLIMATE

     The state of the U.S. economy influences the results of the Entertainment and News Networks as those operations derive a significant portion of their revenues from advertising, which is sold largely within three to nine months of airing and which, under certain conditions, can be canceled by the buyer, as applicable. Overall, domestic advertising revenues, excluding those generated in connection with the Goodwill Games, as applicable, totaled $1 billion in 1995, $896 million in 1994 and $828 million in 1993, representing 30%, 32% and 43%, respectively, of total revenues in those years.

     The impact of changes in the economy is mitigated by the fact that the Company derives a portion of its revenues from subscription fees, which are relatively resistant to short-term domestic economic factors. Domestic subscription fees from cable system operators, which totaled $659 million in 1995, $556 million in 1994 and $502 million in 1993, representing 19%, 20% and 26% of total revenues in those respective years, are generally received under contracts with three to five year terms.

PROGRAMMING

     The Company continues to make significant investments in original, sports and licensed entertainment programming and in newsgathering capabilities to increase the viewership of its Entertainment and News Networks. The Entertainment Networks use high-profile original movies, specials and sporting events to define identity and provide a base of highly promotable programming to attract viewers to their entire slate of offerings. The Company has acquired programming rights to two of the most promotable sporting franchises available. Under contracts entered into with the National Football League ("NFL"), TNT telecast three pre-season and nine regular season NFL games in 1995 and 1994. The NFL contract includes provisions to telecast a similar number of pre-season and regular season games each year through 1997. Since 1989, TNT also has telecast NBA regular season and playoff games. In 1994, the Company entered into a contract with the NBA covering the 1994-1995 through 1997-1998 seasons. Under the contract, TNT and TBS Superstation will telecast NBA regular season and playoff games. In addition, affiliations with sporting events such as the 1992 and 1994 Winter Olympics, telecast on TNT, and the Company's own Goodwill Games, telecast on TBS Superstation, provide exposure on an international level.

     In 1990, the Company negotiated a long-term television license agreement with MGM-Pathe Communications Co. (now Metro-Goldwyn-Mayer Inc. ("MGM")) for approximately 1,000 feature films, over 300 cartoon shorts and selected television series.

     In December 1991, the Company acquired a 50% interest in HB Holding Co., a newly-formed joint venture (the "Joint Venture"). The Joint Venture, through a merger, acquired Hanna-Barbera, Inc. ("Hanna-Barbera") and the HB Library, which provided the Company access to a library of over 3,000 half-hours of animated programming. On December 29, 1993, the Company acquired the remaining 50% interest in the Joint Venture. Coupled with the 1,850 cartoon episodes in the TEC Library, the Company now has access to a vast source of animated programming.

     On December 22, 1993, the Company acquired all of the equity interests in Castle Rock, a motion picture and television production company. In addition, on January 28, 1994, the Company completed the acquisition of New Line, an independent producer and distributor of motion pictures. See
Note 3 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

     The Company anticipates that New Line, Castle Rock and Turner Pictures Worldwide will release theatrically an aggregate of up to 40 films in 1996. In 1995, these entities released an aggregate of 28 theatrical films. After theatrical release, the films will be distributed, both domestically and internationally, by the Company primarily in the pay-per-view, home video, premium cable network, television and other syndication and basic cable network markets. See "Part I -- Item 1. Business -- Entertainment -- Entertainment Production and Distribution."

     When combined with existing arrangements for programming and the extensive library of feature films, cartoons and televisions series, these acquisitions continue to build core programming for the Entertainment Networks and allow for control of programming from production through various stages of distribution. The Company will continue to use this programming for new networks. Programming costs in the News Segment primarily relate to personnel, travel costs and satellite and communications access. CNN presently operates nine news bureaus in the United States and 21 bureaus in countries outside the United States.

INTERNATIONAL

     While most of the Company's revenues are derived from domestic distribution of its products and services, the Company views the international market as an important source for future revenue growth.

     Historically, the Company has derived the majority of its international revenues from syndication and licensing to television stations, the sale of home videos of feature films from the TEC Library and, to a lesser degree, from theatrical release of original productions made for TNT. These operations continue to contribute an important revenue stream to the Company, while revenues from the Company's newly acquired theatrical film production and distribution entities, New Line and Castle Rock, have also contributed to 1995 international revenues. In 1995, international revenues, consisting of broadcast fees (including advertising), subscription, syndication, home video, theatrical film distribution and licensing and merchandising revenues, were $445 million or 13% of total revenue.

     The Company believes there is great potential for growth internationally in the area of satellite delivered programming. Currently, CNN International is the Company's predominant programming vehicle outside the United States. CNN International is distributed via satellite primarily to cable systems, broadcasters, hotels and private satellite dish owners. International subscription levels grew from 15 million households at the end of 1991 to 71 million households by the end of 1995. CNN International's programming generally is either CNN product as viewed in the United States or in a reformatted version which conforms to retransmission restrictions imposed by certain agreements under which CNN collects international news stories from certain overseas suppliers. It also includes segments specifically produced for the international markets. Revenues, which are derived from subscriber fees, broadcast fees, and advertising sales, are principally generated from Europe. Total international revenues from CNN International increased from $112 million in 1994 to $131 million in 1995. It is anticipated that these revenues will continue to increase as the Company capitalizes on the growing international reputation of CNN and the increased international opportunities to market the service, both in terms of increases in international advertising and in terms of overall growth in international television media and markets.

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

     In March 1993, the Company acquired a 27.5% limited partnership interest in n-tv, a 24-hour German language news channel. The partnership provides for cooperation with CNN in newsgathering, exchange of news footage and cooperative access to facilities. At December 31, 1995, the Company's ownership interest in n-tv was 33.1%. For additional information concerning the acquisition of the ownership interest in n-tv, see Note 3 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

     In April 1993, the Company launched Cartoon Network Latin America, a 24-hour per day trilingual satellite-delivered program service in Latin America utilizing animated programming from both the HB Library and TEC Library. In September 1993, the Company launched TNT & Cartoon Network Europe originating in the United Kingdom, and distributed throughout Europe via satellite. In October 1994, the Company launched TNT & Cartoon Network Asia, a 24-hour per day program service utilizing animated programming and film product, a portion of which is dubbed audio or subtitled in English, Mandarin or Thai, with more languages to be added in later years, originating in Hong Kong and distributed throughout Asia via satellite. All of these new networks have revenue streams from advertising and subscription fees.

     The Company believes international markets provide substantial opportunities for revenue growth in the future. Such growth will be significantly influenced by, among other things, competition, government regulation, access to satellite transmission facilities, improvements in encryption technologies, the continued growth of distribution system alternatives to over-the-air broadcast technology, the availability of effective intellectual property protection and local market economic conditions in the countries served.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses of Cash

     As part of its ongoing strategic plan to produce programming for ultimate use on its Entertainment Networks, the Company has invested, and will continue to invest, significant amounts of capital for network and television programming and filmed entertainment. Historically, the Company has relied extensively on debt to finance these initiatives and, as a result, has maintained a high degree of financial leverage. This approach continued in 1995 enabling the Company to continue its growth plans. See Note 3 and Note 6 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference. Additionally, see "Liquidity and Capital Resources -- Credit Facilities and Financing Activities."

     The Company expects that internally generated funds supplemented by existing credit facilities and debt that may be issued pursuant to its shelf registration filed in May 1993, as well as access to debt and equity markets, will be sufficient to meet operating needs and scheduled debt maturities through the end of 1996 and beyond.

     Cash provided by operations for the year ended December 31, 1995 aggregated $210 million, including cash interest payments, net of cash interest received, of $184 million; current net proceeds from the accounts receivable securitization program of $222 million; and a net change in film cost and liabilities of $32 million. Other significant sources of cash included borrowings of $215 million under the 1993 Credit Agreement described below. Cash was primarily utilized for the repayment of amounts outstanding under the 1993 Credit Agreement of $271 million, additions to property and equipment of $103 million, and additional investment of $14 million in the German limited partnership, n-tv. Affecting cash provided by operations was $943 million utilized by the Company for original entertainment and sports programming (including $493 million for theatrical film productions, excluding promotional and advertising costs).

     See the Consolidated Statements of Cash Flows for details regarding sources and uses of cash, Note 3 of Notes to Consolidated Financial Statements for a detailed discussion of acquisitions, and Note 6 of Notes to Consolidated Financial Statements for a detailed discussion of definitions, terms and restrictive covenants associated with the Company's indebtedness, all of which are included in the 1995 Annual Report to Shareholders incorporated herein by reference.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.5 billion of outstanding indebtedness at December 31, 1995, of which $1.4 billion was outstanding under unsecured revolving credit facilities with banks.

     On July 1, 1993, the Company entered into a credit agreement (the "1993 Credit Agreement") with a group of banks pursuant to which such banks extended a $750 million unsecured revolving credit facility. On December 15, 1993, the 1993 Credit Agreement was amended, among other things, to increase the amount available for borrowing to $1.5 billion. Amounts available for borrowing or reborrowing under this revolving facility will automatically decrease by $75 million as of the last business day of the calendar quarters ending March 31, 1998, June 30, 1998, September 30, 1998, and December 31, 1998, and by $150
million as of the last business day of each quarter thereafter until December 31, 2000, at which time the revolving credit facility will terminate. Under the 1993 Credit Agreement, amounts repaid under the revolving credit facility may be reborrowed subject to borrowing availability. The amount of borrowing availability is subject to other provisions of the 1993 Credit Agreement, including requirements that (a) minimum ratios be maintained, as from time to time are in effect, of funded debt to cash flow, cash flow to interest expense and cash flow to fixed charges; and (b) there does not exist, and that such borrowing would not create, a default or event of default, as defined. On September 7, 1994, the banks participating in the 1993 Credit Agreement provided a new $500 million unsecured revolving credit facility (the "1994 Credit Agreement" and, together with the 1993 Credit Agreement, the "Credit Agreements"). The terms and covenants that govern the new facility are identical to those provided in the 1993 Credit Agreement.

     Amounts outstanding under the 1993 and 1994 Credit Agreements bear interest at varying rates on the basis of different rate indices and the Company's operating performance. Interest is payable at intervals specified in the Credit Agreements. The interest rates under the Credit Agreements ranged from 6.63% to 9.50% during the year ended December 31, 1995. The Company pays fees of 3/8 of 1% per annum on the average unborrowed portion of the total amount available for borrowing. At December 31, 1995, the weighted average interest rate associated with this indebtedness was 6.83%.

     The Company had interest rate swap agreements having a total notional principal amount of $480 million at December 31, 1994 with commercial banks. The total notional amount of the contracts expired in the first quarter of 1995. The weighted average receipt and payment rates associated with the swap agreements were 6.46% and 9.02%, respectively, at December 31, 1994. The incremental interest expense related to the swap agreements was $2 million in 1995. The Company continually evaluates the need to hedge against rising interest rates. The factors which impact this decision include floating rate debt as a percentage of the entire debt portfolio, market interest rate risk and the impact of interest volatility on operating profit. During 1995, a 100 basis point change in the underlying base rate of the Credit Agreements would represent a change of approximately $15 million in interest expense. The Company did not enter into any interest rate swap agreements during 1995 and there were no interest rate swap agreements outstanding at December 31, 1995.

     On May 6, 1993, the Company filed a registration statement (the "Shelf Registration") with the Securities and Exchange Commission to allow the Company to offer for sale, from time to time, up to $1.1 billion of unsecured senior debt securities or unsecured senior subordinated debt securities (together, the "Debt Securities") consisting of notes, debentures or other evidence of indebtedness. The Debt Securities may be offered as a single series or as two or more separate series in amounts, at prices and on terms to be determined at the time of the offering. The Debt Securities may be sold to or through one or more agents designated from time to time. At December 31, 1995, $750 million of Debt Securities, comprised of $300 million of the Company's 8 3/8% Senior Notes (the "Notes"), $250 million of 7.4% Senior Notes (the "Senior Notes") and $200 million of 8.4% Senior Debentures (the "Senior Debentures", and together with the Senior Notes, the "Securities"), had been issued pursuant to the Shelf Registration.

     The Credit Agreements contain restrictive covenants (including, among other things, additional indebtedness, liens, guarantees, dispositions, investments and dividend payments), and require the maintenance of certain ratios, including funded debt to operating cash flow, operating cash flow to fixed charges and operating cash flow to interest expense, as defined. Furthermore, the terms of the Credit Agreements provide for acceleration of the indebtedness thereunder in the event of a change of control. The Notes, the Securities, and the Company's zero coupon subordinated convertible notes due 2007 also provide each holder of such securities with the right, at the holder's option, to require the Company to purchase all or any portion of the holder's securities in the event of a change of control, provided that with respect to the Notes and the Securities, in addition to a change of control, such securities must also be downgraded to below BB+ by Standard and Poor's Corporation or Ba2 by Moody's Investors Service within 120 days of the change of control for the holder to have the repurchase option. A change of control is deemed to occur when neither R.E. Turner and his estate, heirs and legatees, those parties who beneficially owned the Company's Class C Preferred Stock at the date of the issuance of such securities nor any combination thereof have the power to vote at least a majority of the voting power of the Company's voting securities.

     On January 4, 1996, the Company called for redemption on February 5, 1996 all of the convertible subordinated debentures of a wholly-owned subsidiary. Of the $29 million debentures outstanding, substantially all were converted into the Company's Class B Common Stock at $17.51 per share or 57.11 shares of Class B Common Stock for each $1,000 face amount of debentures. The conversion resulted in the issuance of approximately 1.7 million shares of Class B Common Stock.

     Scheduled principal payments for all outstanding debt for 1996 total approximately $1.5 million, the majority of which relates to capital leases and other debt.

     In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. As of December 31, 1995, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $300 million. The initial proceeds from the sale, $236 million, were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company has recognized costs of $14 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities described above. Under the agreement, which expires in May 1996 but is intended to be renewed for another one-year term, the Company performs collection and administrative responsibilities as agent for the purchaser of the related purchased receivables. See Note 11 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

INTERNATIONAL CURRENCY CONTRACTS

     The Company is exposed to limited financial risk as a result of international currency fluctuations due to its growing international operations. The Company has only limited involvement with international forward exchange contracts with commercial banks to mitigate the effect of potentially adverse changes in exchange rates. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on forward exchange contracts which are designated and effective as hedges of exposures from firm currency commitments are deferred and recognized as adjustments to the bases of those assets or liabilities. Gains and losses on forward exchange contracts which do not qualify as hedges of exposures from firm currency commitments are recognized in income as incurred. Such amounts effectively offset gains and losses on the associated international currency assets or liabilities. At December 31, 1995, the Company had forward exchange contracts for the purchase of approximately $29 million of international currencies at fixed rates, primarily in Canadian Dollars, Pounds Sterling, and European Currency Units. All of these contracts, which mature by September 1996, qualify for hedge accounting treatment. For the years ended December 31, 1995 and 1994, both realized and unrealized gains and losses on international forward exchange contracts were immaterial. As such, the carrying value of international currency forward exchange contracts approximated fair value. The Company has exposure to credit risk but does not anticipate nonperformance by the counterparties to these agreements.

     Based on the international forward exchange contracts outstanding at December 31, 1995, each 5% devaluation of the U.S. dollar as compared to the level of international exchange rates for currencies under contract at December 31, 1995 would result in approximately $1.5 million of unrealized gains on international currency purchases. Conversely, a 5% appreciation of the U.S. dollar would result in $1.5 million of unrealized losses. Consistent with the nature of the economic hedge provided by such international forward exchange contracts, such gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of the associated underlying asset or liability.

CAPITAL RESOURCES AND COMMITMENTS

     During 1996, the Company anticipates making cash expenditures of approximately $1.2 billion for original entertainment programming (excluding promotional and advertising costs on theatrical film product), approximately $275 million for sports programming, primarily rights fees and approximately $155 million for licensed programming. Also, during 1996, the Company expects to make total expenditures of approximately $145 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $760 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company.

     Management expects to finance these commitments from working capital provided by operations and financing arrangements with lessors, vendors, film suppliers and additional borrowings.

RESULTS OF OPERATIONS -- 1995 VS. 1994

  Entertainment Segment

     Entertainment Segment revenue increased $502 million, or 25%, to $2.504 billion. For the entertainment networks, advertising revenue, excluding the effect of the 1994 Goodwill Games, increased $113 million, or 19%, to $721 million due to higher viewership and an increase in the amount charged per thousand homes by TBS Superstation, TNT and Cartoon Network, and an increase in sports revenue associated with the coverage of the NBA on TBS Superstation and the NBA and NFL on TNT. Subscription revenues increased $85 million, or 24%, to $440 million, primarily through an increase in rates and a higher number of subscribers at TNT, TCM and Cartoon Network. In the production and distribution companies, syndication revenue increased $214 million to $468 million due to the off-network syndication of Castle Rock's "Seinfeld" and premium cable and pay-per-view revenue generated from New Line's "Dumb & Dumber" and "The Mask." Home video revenue increased $46 million, or 12%, to $440 million. Increases in home video revenue related to New Line's home video release of "The Mask," "Dumb & Dumber" and "Mortal Kombat" were partially offset by higher 1994 revenues associated with the Company's motion picture library and animation product. Theatrical revenue increased $45 million, or 20%, to $271 million, due primarily to an increase in the number of theatrical releases in 1995 at Castle Rock, including "The American President," and the success of theatrical releases by New Line, including "Dumb & Dumber," "Mortal Kombat," and "Seven." Remaining increases in other ancillary markets for the production and distribution companies were wholly offset by revenues generated in 1994 by the 1994 Goodwill Games.

     Operating profit (defined as income before interest expense, interest income, income taxes, extraordinary items and the cumulative effect of a change in accounting for income taxes) for the Entertainment Segment increased $81 million, or 68%, to $201 million. The increase included a $119 million, or 72%, improvement in operating profits at the entertainment networks. This improvement in profitability was due to increased advertising and subscription revenue as described above, primarily at TBS Superstation, TNT and Cartoon Network, offset by increased entertainment and sports programming expenses, excluding costs related to the 1994 Winter Olympics. In addition, Cartoon Latin America, TNT & Cartoon Network Europe and TCM yielded significantly improved results, with operating losses decreasing by a combined $12 million due to advertising and subscription revenue increases. This improvement was offset by increased operating losses of $11 million at TNT & Cartoon Network Asia, which completed its first full year of operations in 1995. Operating results for the international networks have been and will continue to be impacted by the effect of international advertising markets and, to some extent, by subscriber penetration. At this time, the Company cannot predict the impact these external market factors will continue to have on future operations. Reduced losses of $26 million as a result of the prior year staging of the 1994 Goodwill Games and costs related to

TNT's telecast of the 1994 Winter Olympics of $32 million account for the remainder of the increase for the entertainment networks. Increases in operating profits for the entertainment networks were somewhat offset by increased losses in the Company's production and distribution units, where operating losses increased $38 million to $85 million. The increase in operating losses was primarily due to disappointing results associated with theatrical releases, notwithstanding the success of certain theatrical releases by New Line mentioned above, lower results for publishing and interactive products, as well as increased costs associated with building domestic and international production and distribution infrastructure, which more than offset the associated revenue gains mentioned above. See "Motion Picture and Television Production and Distribution Industry" for a discussion of the risk factors associated with this industry.

  News Segment

     News Segment revenue increased $98 million, or 15%, to $765 million. The increase was due primarily to a $41 million, or 14%, increase in domestic advertising revenue principally as a result of higher viewership from O.J. Simpson trial coverage and a $29 million increase in domestic subscription revenue due to an increase in rates and the domestic availability of CNN International. The remaining increase in overall revenue was primarily generated at CNN International, where international revenue increased $18 million, or 16%, to $131 million.

     Operating profit for the News Segment increased $37 million, or 16%, to $265 million. The revenue increases discussed above were somewhat offset by increased domestic newsgathering expenses related to O.J. Simpson trial coverage and the Oklahoma City bombing and increased international newsgathering costs related primarily to events in Bosnia and Russia.

  Other Segment

     Revenue increased $43 million, or 26%, to $207 million due primarily to increased revenues from the Braves and WCW. Braves revenue increased $16 million due to increased television and radio broadcast rights and increased attendance revenue as a result of a greater number of home games in comparison to the strike-shortened 1994 season. WCW revenue increased $15 million due primarily to increased television syndication from pay-per-view events as well as home video sales and licensing and merchandising activities. Operating losses for the segment increased $6 million, to $77 million, as improved operations at the Braves and WCW were offset by increased information technology and other infrastructure spending in line with corporate growth.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/OTHER CONSOLIDATED INFORMATION

     The Company's share of operating losses from unconsolidated entities decreased $4 million to $6 million. The Atlanta Hawks' performance improved $2 million as a result of league expansion fees partially offset by increased team payroll costs. The remaining decrease in losses related primarily to increased profits at SportSouth Network.

     In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The proceeds were used to repay amounts outstanding under the Company's bank credit facilities. The Company recognized costs of $14 million for the year in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 11 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

     In June 1994, the Company sold its 37.4% equity investment in RHI Entertainment, Inc. for approximately $108 million in cash and recognized a pre-tax gain of approximately $22 million on the transaction.

     The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 with Time Warner pursuant to which the Company and Time Warner will each become a wholly-owned subsidiary of a new Time Warner holding company. For the year, the Company incurred approximately $10 million of expenses related to the proposed merger with Time Warner. See Note 2 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

     Consolidated interest expense, net of interest income decreased approximately $23 million, primarily due to a net reduction in the Company's effective interest rate as a result of the expiration of interest rate swap agreements that were in existence in 1994.

     The 1994 extraordinary item represents $25 million, net of tax benefits, associated with the early redemption of the Company's 12% Senior Subordinated Debentures (the "Subordinated Debentures") in 1994. See Note 6 of Notes to the Consolidated Financial Statements in the 1995 Annual Report to Shareholders incorporated herein by reference.

     As a result of the information discussed, the Company reported net income of $103 million in 1995 ($0.36 net income per common share and common share equivalent). This compares to net income of $21 million in 1994 ($0.08 net income per common share and common share equivalent).

RESULTS OF OPERATIONS -- 1994 VS. 1993

  Entertainment Segment

     Entertainment Segment revenue increased $839 million to $2.001 billion, of which $621 million was contributed by the newly-acquired New Line, Castle Rock and the consolidated operations of Hanna-Barbera. Together, New Line and Castle Rock released 26 theatrical productions in 1994, two of which ultimately earned over $100 million in gross box office receipts in 1994 and the first quarter of 1995. In addition, the Company now benefits from full ownership of the more than 3,000 half-hours of animation product in the HB Library. Home video revenues outside of the newly-acquired entities increased a total of $63 million, or 61%, primarily from strong domestic distribution in the sell-through (consumer purchased) and rental markets. Advertising revenue increased $53 million, or 10%, to $608 million, due primarily to increased rates for TNT and TBS Superstation, and an increase in sports revenue associated with the coverage of the NBA on TBS Superstation and the NBA and NFL on TNT. Subscription revenues increased $37 million, or 12%, to $355 million, primarily through an increase in rates and a higher number of subscribers. The remaining increase was related to revenues contributed from the 1994 Goodwill Games of $32 million as well as increased domestic licensing and merchandising revenues of $32 million, primarily related to recent theatrical releases.

     Operating profit for the Entertainment Segment decreased $24 million to $119 million. The decrease included a $26 million increase in operating losses related to the 1994 Goodwill Games, $32 million in expense from TNT's telecast of the 1994 Winter Olympics and $9 million from increased operating losses at the Company's new networks (which consist of the Cartoon Network, Cartoon Latin America, TNT & Cartoon Network Europe, TCM and TNT & Cartoon Network Asia). These amounts were substantially offset by a $29 million decrease in other sports programming expense, primarily NFL programming, and $12 million of decreased operating losses at the production and distribution companies, including New Line, Castle Rock and the consolidated operations of Hanna-Barbera, primarily due to increased home video sales.

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

     Consolidated interest expense, net of interest income, increased approximately $27 million primarily due to the increase in debt associated with the purchase of Castle Rock and the remaining 50% interest in the Joint Venture as well as assumed debt associated with New Line and a higher effective interest rate primarily associated with the Credit Agreements.

     Extraordinary items represent $25 million, net of tax benefits, associated with the early redemption of the Subordinated Debentures in 1994. The 1993 extraordinary items represent $11 million, net of tax benefits, associated with the early termination of certain of the Company's bank credit facilities and the redemption of the zero coupon subordinated convertible notes due 2004.

     The Company also reflected a $306 million non-recurring charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109 in 1993. This charge was primarily related to the TEC Library and, to a lesser degree, the Company's 50% interest in the Joint Venture.

     As a result of the information discussed, the Company reported net income of $21 million in 1994 ($0.08 net income per common share and common share equivalent). This compares to a net loss of $244 million in 1993 ($0.92 net loss per common share and common share equivalent).

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     In addition, FAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value.

The Company will adopt FAS 121 January 1, 1996. Based on analyses performed by the Company as of December 31, 1995, this standard is not expected to have a material impact on the Company's financial results.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement encourages the adoption of a fair-value-based method of accounting for stock-based compensation plans in place of the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees based on the price of its stock. In addition, FAS 123, establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Statement allows entities to choose to adopt the method defined in FAS 123 or continue to apply the method prescribed by APB 25 while providing disclosure of pro forma amounts representing the effect of fair-value-based accounting. The Company will adopt FAS 123 January 1, 1996. It is the Company's intention, as permitted by FAS 123, to continue to apply the measurement provisions of APB 25 and provide the required pro forma disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements and notes thereto for the Company and the report of the independent accountants, which are included on pages 31 through 53 of the 1995 Annual Report to Shareholders under the following captions listed below, are incorporated herein by reference.

     Consolidated Statements of Operations for the three years ended December 31, 1995.

     Consolidated Balance Sheets at December 31, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three years ended December 31, 1995.

     Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     Management's Responsibility for Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company is set forth under the caption entitled "Election of Directors" in the Company's 1996 Proxy Statement, and is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K under the caption entitled "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of directors of the Company is set forth under the caption "Compensation of Directors" in the Company's 1996 Proxy Statement, and is incorporated herein by reference. Information regarding compensation of officers of the Company is set forth under the caption "Executive Compensation" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of certain of the Company's securities is set forth under the captions entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is set forth under the caption entitled "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The financial statements set forth on pages 31 through 52 of the 1995 Annual Report to Shareholders are incorporated herein by reference (see Exhibit
13).

(a)(2) Financial Statement Schedule for the three years ended December 31, 1995

SCHEDULE                                                                                  PAGE
 NUMBER                                    DESCRIPTION                                   NUMBER
--------   ----------------------------------------------------------------------------  ------
 VIII      Valuation and qualifying accounts and reserves..............................    42

     The report of the Company's independent accountants with respect to the above-referenced financial statement schedule appears on page 41 of this report.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT
  NO.                                            DESCRIPTION
-------       ----------------------------------------------------------------------------------
 2.1       -- Amended and Restated Agreement and Plan of Merger, dated as of September 22, 1995, among the Company, Time Warner Inc., TW Inc., Time Warner Acquisition Corp. and TW
              Acquisition Corp. (filed as Exhibit 2 to the Company's Form 8-K dated December 1,
              1995, and incorporated herein by reference).
 2.2       -- Stock Purchase Agreement, dated as of September 22, 1995, between the Company and
              LMC Southeast Sports, Inc. (filed as Exhibit 99.2 to the Company's Form 8-K dated
              September 22, 1995, and incorporated herein by reference).
 3.1       -- Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
              Company's Form 10-Q for the fiscal quarter ended June 30, 1994 (the "Second
              Quarter 1994 Form 10-Q"), and incorporated herein by reference).
 3.2       -- Bylaws of the Company, as amended on and through November 13, 1990 (filed as
              Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1991
              (the "1991 Form 10-K"), and incorporated herein by reference).
 4.1       -- Liquid Yield Option Notes Indenture, dated as of February 13, 1992, between the
              Company and Security Pacific National Bank, as Trustee (filed as Exhibit 4.4 to the 1991 Form 10-K, and incorporated herein by reference).
 4.2.1     -- Form of Note relating to the Company's 8 3/8% Senior Notes due July 1, 2013 (filed as Exhibit 4(d) to the Company's Form 8-K dated June 16, 1993, and incorporated herein by reference).

EXHIBIT
  NO.                                            DESCRIPTION
-------       ----------------------------------------------------------------------------------
 4.2.2     -- Form of Officers' Certificate establishing the terms of the Company's 8 3/8%
              Senior Notes due July 1, 2013 (filed as Exhibit 4(e) to the Company's Form 8-K dated June 16, 1993, and incorporated herein by reference).
 4.3.1     -- Form of Senior Indenture ("Senior Indenture"), dated as of May 15, 1993, between the Company and The First National Bank of Boston, relating to senior debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(a) to the Company's
              Registration Statement on Form S-3 (Registration No. 33-62218) filed with the
              Commission on May 6, 1993, and incorporated herein by reference).
 4.3.2     -- Form of Subordinated Indenture ("Subordinated Indenture"), relating to senior subordinated debt securities consisting of notes, debentures or other evidence of indebtedness in the aggregate amount of $1,100,000,000 (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
 4.3.3     -- Form of the Company's Standard Multiple-Series Indenture Provisions relating to the Senior Indenture and the Subordinated Indenture (filed as Exhibit 4(c) to the
              Company's Registration Statement on Form S-3 (Registration No. 33-62218) filed with the Commission on May 6, 1993, and incorporated herein by reference).
 4.4       -- Form of Officers' Certificate establishing the terms of the Company's 7.4% Senior
              Notes due February 1, 2004 with form of Note attached (filed as Exhibit 4(f) to the Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
 4.5       -- Form of Officers' Certificate establishing the terms of the Company's 8.4% Senior
              Debentures due February 1, 2024 with the form of Debenture attached (filed as
              Exhibit 4(g) to the Company's Form 8-K dated January 27, 1994, and incorporated herein by reference).
 4.6.1     -- Credit Agreement, dated as of July 1, 1993 ("1993 Credit Agreement"), between the
              Company and The Chase Manhattan Bank (National Association), as agent (filed as
              Exhibit 4.9.1 to the Company's Form 10-Q for the fiscal quarter ended June 30,
              1993, and incorporated herein by reference).
 4.6.2     -- Form of Amendment No. 1, dated as of December 1, 1993, to the 1993 Credit
              Agreement (filed as Exhibit 4.6.2 to the Company's Registration Statement on Form
              S-4 (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
 4.6.3     -- Form of Amendment No. 2, dated as of December 15, 1993, to the 1993 Credit
              Agreement (filed as Exhibit 4.6.3 to the Company's Registration Statement on Form
              S-4 (Registration No. 33-51739) filed with the Commission on December 29, 1993, and incorporated herein by reference).
 4.6.4     -- Form of Consent and Agreement, dated as of December 21, 1993, relating to the 1993
              Credit Agreement (filed as Exhibit 4.6.4 to the Company's Registration Statement
              on Form S-4 (Registration No. 33-51739) filed with the Commission on December 29,
              1993, and incorporated herein by reference).
 4.6.5     -- Amendment No. 3, dated as of June 30, 1994, to the 1993 Credit Agreement dated as of July 1, 1993 (filed as Exhibit 10.46 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).
 4.4.6     -- Form of Amendment No. 4, dated as of December 5, 1994, to the 1993 Credit
              Agreement (filed as Exhibit 4.4.6 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).

EXHIBIT
  NO.                                            DESCRIPTION
-------       ----------------------------------------------------------------------------------
 4.7       -- Credit Agreement, dated as of September 7, 1994 (the "1994 Credit Agreement"), among the Company, the banks listed therein and The Chase Manhattan Bank (National
              Association), as agent (filed as Exhibit 10.45 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1994, and incorporated herein by reference).
 4.7.1     -- Form of Amendment No. 1, dated as of December 5, 1994, to the 1994 Credit
              Agreement (filed as Exhibit 4.7.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1995, and incorporated herein by reference).
10.1       -- Agreement between City of Atlanta and Fulton County Recreation Authority and
              Milwaukee Braves, Inc., dated 1964, as amended by seven supplemental agreements and assigned to Atlanta National League Baseball Club, Inc. (filed as Exhibit
              10(b)(i) to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.2       -- License Agreement between City of Atlanta and Fulton County Recreation Authority
              and Atlanta Hawks Basketball, Inc. dated January 26, 1971, as amended by several letter agreements and as assigned to Atlanta Hawks, Ltd. (filed as Exhibit
              10(b)(ii) to Amendment No. 1 on Form 8 to the Company's Form 10-K for the fiscal year ended December 31, 1980, and incorporated herein by reference).
10.3       -- Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1988, and incorporated herein by reference).*
10.3.1     -- Amendment No. 1 to Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as Exhibit 10.42 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
10.3.2     -- Amendment No. 2 to Turner Broadcasting System, Inc. 1988 Stock Option Plan (filed as Exhibit 10.43 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
10.4       -- Lease Agreement between the Company and Omni Ventures (now CNN Center Ventures),
              dated May 28, 1985 (filed as Exhibit 10(n)(ii) to the Company's Amendment No. 2 to
              Form S-1 (Registration No. 2-97132) filed with the Commission on June 19, 1985, and incorporated herein by reference).
10.5       -- Amended and Restated Subscription and Registration Rights Agreement, dated as of
              May 27, 1987, by and among the Company and the persons listed on the signature pages thereof (filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended December 31, 1987 (the "1987 Form 10-K"), and incorporated herein by reference).
10.6       -- Shareholders' Agreement, dated as of June 3, 1987 (the "Shareholders' Agreement"), by and among the Company, R. E. Turner and the Original Investors (as defined)
              (filed as Exhibit 10.33 to the 1987 Form 10-K, and incorporated herein by reference).
10.7       -- Investors' Agreement, dated as of June 3, 1987, by and among the Company and the
              Investors (as defined) (filed as Exhibit 10.34 to the 1987 Form 10-K , and incorporated herein by reference).
10.8       -- First Amendment, dated as of April 15, 1988, to the Shareholders' Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30,
              1988, and incorporated herein by reference).
10.9       -- The Turner Incentive Plan (filed as Exhibit 19 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1989, and incorporated herein by reference).*
10.10      -- Turner Broadcasting System, Inc. Supplemental Benefit Plan (filed as Exhibit 10.48 to the Company's Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).*

EXHIBIT
  NO.                                            DESCRIPTION
-------       ----------------------------------------------------------------------------------
10.11      -- Turner Broadcasting System, Inc. Supplemental Executive Retirement Plan (filed as
              Exhibit 10.49 to the Company's Form 10-K for the fiscal year ended December 31,
              1992, and incorporated herein by reference).*
10.12      -- Turner Broadcasting System, Inc. 1993 Stock Option and Equity-Based Award Plan
              (the "1993 Stock Option Plan") (filed as Exhibit 10.38 to the Second Quarter 1994
              Form 10-Q, and incorporated herein by reference).*
10.12.1    -- Amendment No. 1 to the 1993 Stock Option Plan (filed as Exhibit 10.33.1 to the
              Company's Form 10-Q for the fiscal quarter ended June 30, 1995 (the "Second
              Quarter 1995 Form 10-Q"), and incorporated herein by reference).*
10.13      -- Employment Agreement, dated as of December 20, 1993, by and between the Company and W. Thomas Johnson, as amended by agreement dated January 26, 1994 (filed as
              Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended December 31,
              1993 (the "1993 Form 10-K"), and incorporated herein by reference).*
10.13.1    -- Amendment No. 2, dated as of May 24, 1995, to the Employment Agreement, dated as of December 20, 1993, by and between the Company and W. Thomas Johnson (filed as
              Exhibit 10.34.1 to the Second Quarter 1995 Form 10-Q, and incorporated herein by reference).*
10.14      -- Employment Agreement, dated as of December 20, 1993, by and between the Company and Terence F. McGuirk, as amended by agreement dated January 26, 1994 (filed as
              Exhibit 10.40 to the 1993 Form 10-K, and incorporated herein by reference).*
10.14.1    -- Amendment No. 2, dated as of May 24, 1995, to the Employment Agreement, dated as of December 20, 1993, by and between the Company and Terence F. McGuirk (filed as
              Exhibit 10.35.1 to the Second Quarter 1995 Form 10-Q, and incorporated herein by reference).*
10.15      -- Employment Agreement, dated as of January 1, 1994, by and between the Company and
              Scott M. Sassa, as amended by agreement dated January 26, 1994 (filed as Exhibit
              10.41 to the 1993 Form 10-K, and incorporated herein by reference).*
10.16      -- Employment Agreement, dated as of January 28, 1994, by and between New Line Cinema
              Corporation and Robert Shaye (filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).*
10.16.1    -- Amendment, dated as of July 17, 1995, to the Employment Agreement, dated as of
              January 28, 1994, by and between New Line Cinema Corporation and Robert Shaye
              (filed as Exhibit 10.37.1 to the Company's Form 10-Q for the fiscal quarter ended
              September 30, 1995, and incorporated herein by reference).*
10.17      -- Turner Broadcasting System, Inc. Long-Term Incentive Plan (filed as Exhibit 10.44 to the Second Quarter 1994 Form 10-Q, and incorporated herein by reference).*
11         -- Computation of Earnings per Common and Common Equivalent Share.
13         -- Portions of the 1995 Annual Report to Shareholders expressly incorporated by reference in Part I, Item 1 and Part II, Items 5-8 of this Report.
21         -- Subsidiaries of the Company.
23         -- Consent of Price Waterhouse LLP.
27         -- Financial Data Schedule (for SEC use only).

---------------

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     On October 5, 1995, the Company filed a Current Report on Form 8-K announcing that on September 22, 1995, the Board of Directors of the Company approved the merger of the Company with a wholly-owned subsidiary of Time Warner Inc. and thereafter, the Company, Time Warner Inc. ("Time Warner") and Time Warner Acquisition Corp., a wholly-owned subsidiary of Time Warner, executed an Agreement and Plan of Merger, dated as of September 22, 1995.

     On December 19, 1995, the Company filed a Current Report on Form 8-K announcing that on December 1, 1995, the Company, Time Warner, TW Inc. ("New Time Warner"), Time Warner Acquisition Corp. and TW Acquisition Corp. entered into an Amended and Restated Agreement and Plan of Merger, dated as of September 22, 1995, which amends the original merger agreement to provide for a transaction in which each of the Company and Time Warner will become a wholly-owned subsidiary of a new holding company, New Time Warner, through two separate mergers.

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

                                          TURNER BROADCASTING SYSTEM, INC.
                                                       (Registrant)

                                          By:       /s/  R. E. TURNER
                                            ------------------------------------
                                                        R. E. Turner
                                             Chairman of the Board of Directors
                                                        and President
                                                 (Chief Executive Officer)

Dated: March 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
                                               Chairman of the Board of
              /s/  R. E. TURNER                Directors and President (Chief
---------------------------------------------  Executive Officer)               March 21, 1996
                R. E. Turner

             /s/  WAYNE H. PACE                Vice President -- Finance
---------------------------------------------  (Chief Financial Officer)        March 21, 1996
                Wayne H. Pace

          /s/  WILLIAM S. GHEGAN               Vice President and Controller
---------------------------------------------  (Chief Accounting Officer)       March 21, 1996
              William S. Ghegan

         /s/  HENRY L. AARON                    Director                         March 21, 1996
---------------------------------------------
               Henry L. Aaron

        /s/  W. THOMAS JOHNSON                 Director                         March 21, 1996
---------------------------------------------
             W. Thomas Johnson

          /s/  RUBYE M. LUCAS                  Director                         March 21, 1996
---------------------------------------------
               Rubye M. Lucas

         /s/  TERENCE F. MCGUIRK               Director                         March 21, 1996
---------------------------------------------
             Terence F. McGuirk

         /s/  BRIAN L. ROBERTS                 Director                         March 21, 1996
---------------------------------------------
              Brian L. Roberts

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------

          /s/  SCOTT M. SASSA                  Director                         March 21, 1996
---------------------------------------------
               Scott M. Sassa

            /s/  ROBERT SHAYE                  Director                         March 21, 1996
---------------------------------------------
                Robert Shaye

         /s/  PETER R. BARTON                  Director                         March 21, 1996
---------------------------------------------
               Peter R. Barton

         /s/  JEFFREY L. BEWKES                Director                         March 21, 1996
---------------------------------------------
              Jeffrey L. Bewkes

        /s/  JOSEPH J. COLLINS                 Director                         March 21, 1996
---------------------------------------------
              Joseph J. Collins

          /s/  GERALD M. LEVIN                 Director                         March 21, 1996
---------------------------------------------
               Gerald M. Levin

                                               Director
---------------------------------------------
               John C. Malone

          /s/  TIMOTHY P. NEHER                Director                         March 21, 1996
---------------------------------------------
               Timothy P. Neher

          /s/  FRED A. VIERRA                  Director                         March 21, 1996
---------------------------------------------
               Fred A. Vierra

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Turner Broadcasting System, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 5, 1996 appearing in the 1995 Annual Report to Shareholders of Turner Broadcasting System, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Atlanta, Georgia
February 5, 1996

                                                                   SCHEDULE VIII

                        TURNER BROADCASTING SYSTEM, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                 RECOVERIES
                                       BALANCE AT   CHARGED TO   ON ACCOUNTS                          BALANCE
       ALLOWANCE FOR DOUBTFUL          BEGINNING    COSTS AND    PREVIOUSLY                           AT END
         ACCOUNTS RECEIVABLE           OF PERIOD     EXPENSES    WRITTEN OFF   WRITE-OFFS   OTHER    OF PERIOD
-------------------------------------  ----------   ----------   -----------   ----------   ------   ---------
Year ended December 31, 1993.........   $ 29,094     $ 16,978      $ 4,052      $ (16,601)  $1,475    $ 34,998
                                        ========     ========    =========       ========   ======     =======
Year ended December 31, 1994.........   $ 34,998     $ 19,125      $   250      $ (18,010)  $6,160    $ 42,523
                                        ========     ========    =========       ========   ======     =======
Year ended December 31, 1995.........   $ 42,523     $ 13,645      $   449      $ (11,527)  $1,046    $ 46,136
                                        ========     ========    =========       ========   ======     =======

                                      BALANCE AT   CHARGED TO                                         BALANCE
       VALUATION ALLOWANCE ON         BEGINNING    COSTS AND                                          AT END
        DEFERRED TAX ASSETS           OF PERIOD     EXPENSES                  ADJUSTMENTS   OTHER    OF PERIOD
------------------------------------  ----------   ----------                 -----------   ------   ---------
Year ended December 31, 1993........    $    0       $8,723                     $     0     $    0    $ 8,723
                                      ========     ========                   =========     ======    =======
Year ended December 31, 1994........    $8,723       $    0                     $ 3,500     $    0    $ 5,223
                                      ========     ========                   =========     ======    =======
Year ended December 31, 1995........    $5,223       $    0                     $ 3,508     $    0    $ 1,715
                                      ========     ========                   =========     ======    =======