Form 10-Q
period 1996-03-31
TURNER BROADCASTING SYSTEM INC
filed 1996-05-10
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    X            No
     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                   Outstanding at
         Class                                                     March 31, 1996
- --------------------------                                    -----------------------
Class A Common Stock, par
   value $0.0625                                                     68,330,388
Class B Common Stock, par
   value $0.0625                                                    139,844,518


                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         1996                   1995
                                                                                      -----------           -----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .           $    67,703           $    85,185
Accounts receivable, less allowance of
    $40,358 and $38,503
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               385,303               464,923
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                94,697                92,657
Film costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               617,159               567,031
Installment contracts receivable, less
    allowance of $7,720 and $7,633  . . . . . . . . . . . . . . . . . . . .                48,973                47,928
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .               129,306               135,597
                                                                                      -----------           -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .             1,343,141             1,393,321


Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .             1,928,002             1,936,565
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               354,501               358,528
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .               423,739               427,611
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               269,453               279,375
                                                                                      -----------           -----------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,318,836           $ 4,395,400
                                                                                      ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $    38,226           $    64,704
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               238,893               292,167
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               131,054                83,772
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                44,663                63,693
Participants' share and royalties payable . . . . . . . . . . . . . . . . .                92,561               107,254
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18,820                33,011
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                80,849                69,802
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .                 1,458                 1,543
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               105,378               123,693
                                                                                      -----------           -----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .               751,902               839,639

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .             2,495,476             2,479,770
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               424,975               421,685
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .               188,395               216,627
                                                                                      -----------           -----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             3,860,748             3,957,721

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .               458,088               437,679
                                                                                      -----------           -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .           $ 4,318,836           $ 4,395,400
                                                                                      ===========           ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                                                                                  1996             1995
                                                                             -----------      -----------
Revenue
   Unaffiliated . . . . . . . . . . . . . . . . . . . . . .                  $   654,749      $   583,851
   Affiliated . . . . . . . . . . . . . . . . . . . . . . .                      120,452          126,464
                                                                             -----------      -----------
                                                                                 775,201          710,315
                                                                             -----------      -----------


Cost of operations  . . . . . . . . . . . . . . . . . . . .                      496,416          410,680
Selling, general and administrative . . . . . . . . . . . .                      225,389          189,238
Equity in loss of unconsolidated entities . . . . . . . . .                        3,026            5,069
Costs of accounts receivable
  securitization program  . . . . . . . . . . . . . . . . .                        3,754                -
Time Warner merger costs  . . . . . . . . . . . . . . . . .                          951                -
Depreciation of property and equipment and
  amortization of intangible assets . . . . . . . . . . . .                       21,292           16,377
Interest expense, net of interest income  . . . . . . . . .                       42,232           50,708
                                                                             -----------      -----------
                                                                                 793,060          672,072
                                                                             -----------      -----------


      Income (loss) before provision (benefit) for
        income taxes. . . . . . . . . . . . . . . . . . . .                      (17,859)          38,243

Provision (benefit) for income taxes  . . . . . . . . . . .                       (8,051)          16,253
                                                                             -----------      -----------
      Net income (loss) . . . . . . . . . . . . . . . . . .                  $    (9,808)     $    21,990
                                                                             ===========      ===========


Earnings (loss) per common share and
  common stock equivalent
         Net income (loss). . . . . . . . . . . . . . . . .                  $     (0.05)     $      0.08
                                                                             ===========      ===========


Weighted average number of common shares
  outstanding, including conversion of
  common stock equivalents,
  when applicable . . . . . . . . . . . . . . . . . . . . .                      206,976          282,367


See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -----------------------------
                                                                                             1996               1995
                                                                                          ---------            --------
Cash provided by (used for) operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .         $  63,872            $ 78,122
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            21,499              20,267
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (97,191)            (86,649)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .           (11,092)              2,030
                                                                                          ---------            --------
Net cash provided by (used for) operations  . . . . . . . . . . . . . . . . . . .           (22,912)             13,770
                                                                                          ---------            --------

Cash provided by (used for) investing activities
    Distributions from unconsolidated entities  . . . . . . . . . . . . . . . . .               175               5,720
    Acquisitions and advances to unconsolidated entities  . . . . . . . . . . . .                 -              (2,522)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .           (31,318)            (26,452)
                                                                                          ---------            --------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .           (31,143)            (23,254)
                                                                                          ---------            --------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,000                   -
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (67)               (129)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .            (4,944)             (4,902)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             1,584                 476
                                                                                          ---------            --------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .            36,573              (4,555)
                                                                                          ---------            --------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .           (17,482)            (14,039)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .            85,185              52,895
                                                                                          ---------            --------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .         $  67,703            $ 38,856
                                                                                          =========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   7,405            $ 13,162
Net interest paid, including interest
    capitalized of $4,009 and $4,419  . . . . . . . . . . . . . . . . . . . . . .            56,305              58,596
Conversion of convertible subordinated debentures
    originally issued by a wholly-owned subsidiary  . . . . . . . . . . . . . . .            29,075                   -


See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1.       PREPARATION OF INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements included herein have been prepared by Turner Broadcasting System, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of such financial statements. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. For further information, reference is made to the consolidated financial statements and the notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2.       PROPOSED MERGER WITH TIME WARNER INC.

     The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 (the "Merger Agreement") among the Company, Time Warner Inc. ("Time Warner"), TW Inc., a Delaware corporation and currently a wholly-owned subsidiary of Time Warner ("New Time Warner"), Time Warner Acquisition Corp., a Delaware corporation ("Delaware Sub") and TW Acquisition Corp., a Georgia corporation ("Georgia Sub"), which provides for a transaction in which the Company and Time Warner will each become a wholly-owned subsidiary of a new holding company, New Time Warner. Pursuant to the Merger Agreement, (a) Georgia Sub will be merged into the Company (the "TBS Merger"), (b) each outstanding share of Class A Common Stock, par value $0.0625 per share, of the Company and each share of Class B Common Stock, par value $0.0625 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 0.75 of a share of common stock, par value $.01 per share, of New Time Warner ("New Time Warner Common Stock"), (c) each share of Class C Convertible Preferred Stock, par value $0.125 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 4.80 shares of New Time Warner Common Stock, (d) Delaware Sub will be merged into Time Warner (the "TW Merger" and together with the TBS Merger, the "Mergers"), (e) each outstanding share of common stock, par value $1.00 per share, of Time Warner (other than shares held directly or indirectly by Time Warner) will be converted into one share of New Time Warner Common Stock, (f) each outstanding share of each series of preferred stock of Time Warner (other than shares held directly or indirectly by Time Warner and shares with respect to which appraisal rights are properly exercised) will be converted into one share of a substantially identical series of preferred stock of New Time Warner having the same designation as the shares of preferred stock of Time Warner so converted, (g) each of Time Warner and the Company will become a wholly-owned subsidiary of New Time Warner and (h) New Time Warner will be renamed "Time Warner Inc."

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

     Concurrently with the execution of the Merger Agreement, the Company and LMC Southeast Sports Inc. ("LMC Sports"), entered into a Stock Purchase Agreement (the "SportSouth Agreement") pursuant to which the Company will sell to LMC Sports all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. The purchase price for the stock of TSPI (currently estimated to be $60,000,000) will be determined in accordance with a formula set forth in the SportSouth Agreement. The transaction contemplated by the SportSouth Agreement is conditioned upon the consummation of the Mergers. The Company has also agreed, subject to the consummation of the Mergers, to extend the existing affiliation agreements pursuant to which Tele-Communications, Inc. and its affiliates distribute programming produced by the Company.

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


NOTE 3.       FILM COSTS

     The following table sets forth the components of unamortized film costs (in thousands):

                                                                                      March 31,          December 31,
                                                                                        1996                 1995
                                                                                    ------------         ------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .         $    997,977         $  1,017,761
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              396,751              397,639
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .               36,119               73,706
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              584,462              504,997
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .              107,396              101,430
    Licensed program and distribution rights  . . . . . . . . . . . . . . .              296,789              302,370
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .              125,667              105,693
                                                                                    ------------         ------------
                                                                                       2,545,161            2,503,596
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .              617,159              567,031
                                                                                    ------------         ------------
                                                                                    $  1,928,002         $  1,936,565
                                                                                    ============         ============

     Episodic television includes serial television program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the programming is not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

     On the basis of the Company's anticipated total gross revenue estimates, over 90% of released and episodic television produced programming costs at March 31, 1996 will be amortized within the three-year period ending March 31, 1999.

Amortization of film costs included in Cost of operations is composed of the following (in thousands):

                                                                             Three months ended
                                                                                  March 31,
                                                                            --------------------
                                                                               1996       1995
                                                                            ---------  ---------
Purchased program rights  . . . . . . . . . . . . . . .                     $  21,977  $  22,363
Produced programming  . . . . . . . . . . . . . . . . .                       243,856    161,385
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . .                        31,807     27,080
Participants' share and royalties . . . . . . . . . . .                        26,161     18,110
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . .                         1,895      2,793
                                                                            ---------  ---------
                                                                            $ 325,696  $ 231,731
                                                                            =========  =========


NOTE 4.       EARNINGS (LOSS) PER COMMON SHARE AND COMMON STOCK EQUIVALENT

     Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1996 and 1995. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. In 1996, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures originally issued by a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income
(loss) per common share for the three-month periods ended March 31, 1996 and 1995 due to their anti-dilutive effect. The difference between primary and fully-diluted earnings per share is not significant.


NOTE 5.  LONG-TERM DEBT
     Long-term debt is summarized as follows (in thousands):

                                                                          MARCH 31,               DECEMBER 31,
                                                                            1996                      1995
                                                                         -----------              -----------
Bank credit facilities  . . . . . . . . . . . . . . . . . . .            $ 1,475,000              $ 1,435,000
8 3/8% Senior Notes . . . . . . . . . . . . . . . . . . . . .                297,458                  297,442
7.4% Senior Notes . . . . . . . . . . . . . . . . . . . . . .                249,674                  249,666
8.4% Senior Debentures  . . . . . . . . . . . . . . . . . . .                199,846                  199,846
Zero coupon subordinated convertible notes  . . . . . . . . .                268,433                  263,694
Convertible subordinated debentures
  originally issued by a wholly-owned
  subsidiary  . . . . . . . . . . . . . . . . . . . . . . . .                      -                   29,075
Obligations under capital leases  . . . . . . . . . . . . . .                  5,195                    5,254
Other long-term debt  . . . . . . . . . . . . . . . . . . . .                  1,328                    1,336
                                                                         -----------              -----------
                                                                           2,496,934                2,481,313
Less current portion  . . . . . . . . . . . . . . . . . . . .                  1,458                    1,543
                                                                         -----------              -----------
                                                                         $ 2,495,476              $ 2,479,770
                                                                         ===========              ===========

        On January 4, 1996, the Company called for redemption on February 5, 1996 all of the convertible subordinated debentures originally issued by a wholly-owned subsidiary. All of the debentures outstanding, which aggregated approximately $29,000,000, were converted into the Company's Class B Common Stock at $17.51 per share or 57.11 shares of Class B Common Stock for each $1,000 face amount of debentures. The conversion resulted in the issuance of approximately 1.7 million shares of Class B Common Stock.

NOTE 6.       STOCKHOLDERS' EQUITY

     Stockholders' equity consists of the following components (in thousands, except share data):

                                                                             MARCH 31,              DECEMBER 31,
                                                                               1996                    1995
                                                                           ------------           -------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .            $    260,438           $     260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 139,844,518 and 137,982,831
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,740                   8,624
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,119,226               1,084,181
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .                (934,587)               (919,835)
                                                                           ------------           ------------
    Total stockholders' equity  . . . . . . . . . . . . . . . .            $    458,088           $     437,679
                                                                           ============           =============

     On March 1, 1996, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,944,000 were paid on March 30, 1996 to shareholders of record at the close of business on March 15, 1996.

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


NOTE 7.       ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300,000,000 of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The initial proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. As collections reduce the accounts receivable balance in the pool, the Company has continued to sell participating interests in new receivables up to the maximum allowable under the program. Under the terms of the agreement, the difference between the cash proceeds and the undivided percentage ownership interest sold in the designated pool of domestic cable and advertising accounts receivable consists of receivables that have been designated as reserves principally for any potential credit costs that may be incurred under the program. However, these costs are not expected to exceed the full amount of the allowance for doubtful accounts which has been retained in the consolidated condensed balance sheet of the Company, as the Company expects to experience substantially the same risk of credit loss as if the receivables had not been sold. The ongoing costs of the program are largely based on the purchaser's level of investment and cost of funds. The costs of the program are anticipated to be less than those the Company would have otherwise incurred under the Company's unsecured revolving credit facilities. Under the agreement, which was scheduled to expire in May 1996 but was renewed in April 1996 for another one-year term, the Company performs collection and administrative responsibilities related to the receivables sold as agent for the purchaser.

     As of March 31, 1996, the Company had sold an undivided interest in this designated pool of domestic cable and advertising accounts receivable that aggregated $300,000,000, generating net proceeds of $246,000,000. The estimated total cost of the program for the sale of accounts receivable during the three months ended March 31, 1996, approximated $3,800,000 and is reflected as a reduction of operating profit in the consolidated condensed statements of operations.


NOTE 8.       INCOME TAXES

     The 1991 and 1992 consolidated federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS"). As a result of the examination, the IRS has issued a deficiency notice for additional taxes. The IRS is prohibited from assessing and collecting the disputed tax until the taxpayer has had an opportunity to seek a redetermination of the asserted deficiency in the U.S. Tax Court. The Company will file a petition in the U.S. Tax Court contesting the notice as it believes the items in dispute have been properly reflected in its tax returns. The Company does not anticipate a quick resolution of this matter and the ultimate result cannot be predicted at this time. However, in the opinion of management, any additional tax liability resulting from this matter would not have a material adverse impact on the consolidated financial position or operating results of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


SOURCES AND USES OF CASH

     Cash used by operations after changes in film costs and associated liabilities for the three months ended March 31, 1996 aggregated $23 million, including a net change in film costs and liabilities of $87 million, and cash interest payments, net of cash interest received, of $56 million. Other primary uses of cash during the period included additions to property and equipment of $31 million. The primary source of cash for the period was borrowings under the unsecured revolving credit facilities of $40 million.

     Included in the net change in film costs were $245 million utilized by the Company for original entertainment and sports programming (including $115 million for theatrical film productions, excluding promotional and advertising costs).

     In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The agreement, which was scheduled to expire in May 1996, was renewed in April 1996 for another one-year term. As of March 31, 1996, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $300 million. The original proceeds were used in 1995 to repay amounts outstanding under the Company's unsecured revolving credit facilities. During 1996, the Company has recognized costs of approximately $4 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 7 of Notes to Consolidated Condensed Financial Statements.

      See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 5 and Note 7 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness and the accounts receivable securitization program.

CREDIT FACILITIES AND FINANCING ACTIVITIES

      The Company had approximately $2.5 billion of outstanding indebtedness at March 31, 1996, of which $1.5 billion was outstanding under unsecured revolving credit facilities with banks.

       On January 4, 1996, the Company called for redemption on February 5, 1996 all of the convertible subordinated debentures originally issued by a wholly-owned subsidiary. All of the debentures outstanding, which aggregated approximately $29 million, were converted into the Company's Class B Common Stock at $17.51 per share or 57.11 shares of Class B Common Stock for each $1,000 face amount of debentures. The conversion resulted in the issuance of approximately 1.7 million shares of Class B Common Stock.

CAPITAL RESOURCES AND COMMITMENTS

      During the next 12 months, the Company anticipates making cash expenditures of approximately $280 million for sports programming, primarily rights fees, approximately $1.2 billion for original entertainment programming (excluding promotional and advertising costs) and approximately $150 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $145 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $780 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company. Management expects to finance these commitments from working capital provided by operations, and financing arrangements with lessors, vendors and film suppliers and additional borrowings.

PROPOSED MERGER WITH TIME WARNER INC.

      The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 22, 1995 (the "Merger Agreement") among the Company, Time Warner Inc. ("Time Warner"), TW Inc., a Delaware corporation and currently a wholly-owned subsidiary of Time Warner ("New Time Warner"), Time Warner Acquisition Corp., a Delaware corporation ("Delaware Sub") and TW Acquisition Corp., a Georgia corporation ("Georgia Sub"), which provides for a transaction in which the Company and Time Warner will each become a wholly-owned subsidiary of a new holding company, New Time Warner. Pursuant to the Merger Agreement, (a) Georgia Sub will be merged into the Company (the "TBS Merger"), (b) each outstanding share of Class A Common Stock, par value $0.0625 per share, of the Company and each share of Class B Common Stock, par value $0.0625 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 0.75 of a share of common stock, par value $.01 per share, of New Time Warner ("New Time Warner Common Stock"), (c) each share of Class C Convertible Preferred Stock, par value $0.125 per share, of the Company (other than shares held directly or indirectly by Time Warner or New Time Warner or in the treasury of the Company and other than shares with respect to which dissenters' rights are properly exercised) will be converted into 4.80 shares of New Time Warner Common Stock, (d) Delaware Sub will be merged into Time Warner (the "TW Merger" and together with the TBS Merger, the "Mergers"), (e) each outstanding share of common stock, par value $1.00 per share, of Time Warner (other than shares held directly or indirectly by Time Warner) will be converted into one share of New Time Warner Common Stock, (f) each outstanding share of each series of preferred stock of Time Warner (other than shares held directly or indirectly by Time Warner and shares with respect to which appraisal rights are properly exercised) will be converted into one share of a substantially identical series of preferred stock of New Time Warner having the same designation as the shares of preferred stock of Time Warner so converted, (g) each of Time Warner and the Company will become a wholly-owned subsidiary of New Time Warner and (h) New Time Warner will be renamed "Time Warner Inc."

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

      Concurrently with the execution of the Merger Agreement, the Company and LMC Southeast Sports Inc. ("LMC Sports"), entered into a Stock Purchase Agreement (the "SportSouth Agreement") pursuant to which the Company will sell to LMC Sports all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. ("SportSouth"). The purchase price for the stock of TSPI (currently estimated to be $60 million) will be determined in accordance with a formula set forth in the SportSouth Agreement. The transaction contemplated by the SportSouth Agreement is conditioned upon the consummation of the Mergers. The Company has also agreed, subject to the consummation of the Mergers, to extend the existing affiliation agreements pursuant to which Tele-Communications, Inc. and its affiliates distribute programming produced by the Company.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995


                                                                  UNAUDITED                  UNAUDITED
                                                             THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                MARCH 31, 1996              MARCH 31, 1995
                                                              -----------------          -------------------

                                                                           (IN THOUSANDS)
 Revenue
   Entertainment
    Networks                                                      $  293,980                $  243,414
    Production & Distribution                                        306,407                   291,141
    Intrasegment revenue elimination                                 (49,276)                  (33,162)
                                                                  ----------                ----------
   Total Entertainment                                               551,111                   501,393
   News                                                              195,437                   182,460
   Other                                                              36,191                    31,669
   Intersegment revenue elimination                                   (7,538)                   (5,207)
                                                                      ------                ----------
                                                                  $  775,201                $  710,315
                                                                  ==========                ==========

 Operating profit (loss)
   Entertainment
    Networks                                                      $   66,907                $   43,427
    Production & Distribution                                        (48,387)                   12,954
    Intrasegment elimination                                         (23,051)                   (8,582)
                                                                  ----------                ----------
   Total Entertainment                                                (4,531)                   47,799
   News                                                               60,208                    66,878
   Other                                                             (23,573)                  (20,657)
   Equity in loss of
         unconsolidated entities                                      (3,026)                   (5,069)

   Costs of accounts receivable
         securitization program                                       (3,754)                        -
   Time Warner merger costs                                             (951)                        -
                                                                  ----------                -----------
                                                                  $   24,373                $   88,951
                                                                  ==========                ==========


ENTERTAINMENT SEGMENT

       Entertainment Segment revenue increased $50 million, or 10%, from $501 million to $551 million. In the entertainment networks, advertising revenue increased $35 million, or 24%, from $144 million to $179 million, due to higher viewership, primarily at TNT and TBS Superstation. Subscription revenue for the entertainment networks increased $20 million, or 23%, from $84 million to $104 million, from higher rates as well as an increase in both cable and home satellite viewers. In the production and distribution companies, syndication revenue increased $12 million, or 18%, from $69 million to $81 million, primarily due to increased network license fees related to television product of Castle Rock Entertainment ("Castle Rock"). In addition, licensing and merchandising revenue increased $7 million, or 48%, from $14 million to $21 million, due primarily to increased sales related to Turner Entertainment Co. Library product. Home video revenue decreased $23 million, or 20%, from $113 million to $90 million, due to the success of New Line Cinema Corporation's The Mask, which was released during the first quarter of 1995.

       Operating profit for the Entertainment Segment decreased $53 million, from operating profit of $48 million to operating losses of $5 million. Operating profit for the entertainment networks increased $29 million or 58%, from $51 million to $80 million, due to the revenue increases described above. Operating losses from the production and distribution companies increased $82 million, from $3 million to $85 million, after the elimination of intra-segment transactions. The increase was due to disappointing results from domestic theatrical releases at Castle Rock, which resulted in net write-offs of approximately $60 million, a lack of comparable theatrical and home video titles from the Company's other units, as well as increased costs associated with certain of the Company's syndicated programming.


NEWS SEGMENT

       News Segment revenue rose $13 million, or 7%, from $182 million to $195 million, due to an increase of $8 million, or 11%, from $71 million to $79 million, in subscription revenue at CNN and CNN International. The remaining increase in overall revenue was primarily generated by CNN Interactive and CNNfn, which launched in December 1995. Advertising revenue for the quarter remained relatively flat in comparison to the prior year, as increased rates were offset by lower viewership when compared with exceptionally high viewing levels associated with the O.J. Simpson trial.

       Operating profit for the News Segment decreased $7 million, or 10%, from $67 million to $60 million as revenue increases were offset by increased news gathering costs including costs associated with political coverage as well as CNNfn start-up costs of $2 million.

OTHER SEGMENT

       Revenue for the Segment increased $5 million, or 14%, from $31 million to $36 million, due to increased syndication revenue generated by World Championship Wrestling ("WCW"). Overall, increased revenue was offset by higher costs at WCW and increased depreciation expense related to corporate infrastructure improvements made in 1995, resulting in an increase of $3 million in operating losses, from $21 million to $24 million.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

       The Company's share of operating losses from unconsolidated entities decreased by $2 million due to increased earnings from SportSouth and improved operations at n-tv, a 24-hour German news network.

       In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The original proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company recognized costs of approximately $4 million in the first quarter in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

         Consolidated interest expense decreased $9 million, from $51 million to $42 million, due to lower average outstanding balances and lower interest rates related to the Company's revolving credit facilities.

     As a result of the information discussed above, the Company reported a net loss of $10 million in the first quarter of 1996 ($0.05 net loss per common share). This compares to net income of $22 million in the first quarter of 1995 ($0.08 net income per common share and common share equivalent).


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al.

     On October 5, 1992, the Company filed suit in the United States District Court for the District of Columbia (the "District Court") challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that require cable television systems to devote up to one-third or more of their channel capacity to the carriage of local television stations and provide certain channel positioning rights to such stations. The provisions also grant television stations the right to require prior consent to the retransmission by a cable operator of the station's broadcast signal. The Company's complaint alleges that these provisions infringe upon the free speech rights of cable program networks and cable operators in violation of the First Amendment of the United States Constitution. Under a provision in the 1992 Act, the case was heard by a three-judge panel of the District Court. On April 8, 1993, the District Court upheld the constitutionality of the provisions by a 2-1 vote. On June 17, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. On December 12, 1995, the District Court, on remand, again upheld the constitutionality of the provisions by a 2-1 vote. On December 21, 1995, the Company appealed the District Court's ruling to the United States Supreme Court. On February 20, 1996, the Supreme Court noted probable jurisdiction to hear the Company's appeal. The Company cannot predict the outcome of the litigation at this time. The Company is pursuing its claims.

Shareholder Litigation in Connection with Proposed Merger

     Seventeen actions have been filed against the Company, Time Warner, certain officers and directors of the Company, Time Warner or Time Warner Entertainment Company, L.P., and other defendants, purportedly on behalf of a class of the Company's shareholders, in connection with the proposed merger transaction between the Company and Time Warner. Sixteen of the seventeen complaints were filed in Superior Court, Fulton County, Georgia; the other, which was filed in the Court of Chancery of the State of Delaware in and for New Castle County, was subsequently dismissed voluntarily without prejudice by the plaintiff. Of the complaints filed in Georgia, fourteen were filed prior to the approval of the Mergers on September 22, 1995 by the Boards of Directors of Time Warner and the Company (Shigala v. Turner Broadcasting Sys., Inc., et al., Case No. E-41502; Schrank v. R.E. Turner, et al., Case No. E-41501; Lewis, et al. v. Turner Broadcasting Sys., Inc., et al., Case No. E-41500;
Silverstein and Silverstein v. Turner Broadcasting Sys., Inc., et al., Case No. E-41526; Strauss v. Turner Broadcasting Sys., Inc., et al., Case No. E-41538; Hoffman v. Ted Turner, et al., Case No. E-41544; Barry v. Turner Broadcasting Sys., Inc., et al., Case No. E-41545; Mersel and Mersel v. R.E. Turner, et al., Case No. E-41554; Friedland and Friedland v. Turner Broadcasting Sys., Inc., et al., Case No. E-41562; Schwarzchild v. Turner Broadcasting Sys., Inc., et al., Case No. E-41586; Turner and Hanson v. Turner Broadcasting Sys., Inc., et al., Case No. E-041637;
H. Mark Solomon v. Turner Broadcasting Sys., et al., Case No. E-41685; Shores
v. Turner Broadcasting Sys., Inc., et al., Case No. E-41749; and Krim and Davidson v. Turner Broadcasting Sys., Inc., et al., Case No. E-41779). Two of the complaints filed in Georgia were filed after the Mergers were approved (Altman v. Turner Broadcasting Sys., Inc., et al., Case No. E-43205; and Joyce v. Tele-Communications, Inc., et al., Case No. E-43321). The plaintiff in Altman filed a voluntary dismissal of that action without prejudice on November 10, 1995.

       On November 13, 1995, Judge Elizabeth Long, to whom all remaining actions had been assigned, consolidated all actions except the Joyce action.
On December 20,1995, the defendants filed answers in response to the second amended complaint (the "Second Amended Complaint") previously filed in Lewis on November 1, 1995.

       On January 19, 1996 the defendants in these actions filed a motion for judgment on the pleadings (the "Defendants' Motion") on all claims asserted in the Second Amended Complaint on the grounds that, under Georgia law, the valid grant of dissenters' rights to the Company's shareholders with respect to the TBS Merger prohibits plaintiffs from maintaining the claims asserted in the Second Amended Complaint. On January 31, 1996, the Court consolidated the Joyce action with the other consolidated actions, and ordered plaintiffs to file a consolidated amended complaint. Additionally, the Court stayed discovery in these consolidated actions until the Court rules on the Defendants' Motion.

       On February 29, 1996, plaintiffs filed their third amended consolidated supplemental and derivative class action complaint (the "Third Amended Complaint"). The Third Amended Complaint, which includes a derivative claim, alleges, among other things, that the terms of the TBS Merger are unfair to the Company's shareholders and that the defendants have breached or aided and abetted the breach of fiduciary common law and statutory duties owed to the Company's shareholders. The Third Amended Complaint further alleges that the defendants acted fraudulently in negotiating and approving the proposed TBS Merger, that the approval of the TBS Merger by the Company's Board of Directors was fraudulently obtained, and that the vote of the Company's Board of Directors approving the TBS Merger did not comply with the Company's Restated Articles of Incorporation and Bylaws or with Georgia law. Among other relief demanded, the Third Amended Complaint seeks damages, an injunction against the consummation of the TBS Merger and related transactions, and an auction of the Company. On April 1, 1996, defendants in this action filed a motion for judgment on the pleadings on all claims asserted in the Third Amended Complaint. On April 24, 1996, plaintiffs filed a memorandum in opposition to the defendants' motion for judgment on the pleadings.

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

 ITEM 5.     OTHER INFORMATION


REGULATION

     The Telecommunications Act of 1996 (the "1996 Act") was enacted into law on February 8, 1996. The 1996 Act modifies various provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the 1992 Act, with the intent of establishing a pro-competitive, deregulatory policy framework for telecommunications. The Federal Communications Commission (the "FCC" or the "Commission") is charged with implementation of the 1996 Act. The Company at this time cannot predict the full effect that the 1996 Act or the FCC's implementing regulations may have on the Company's operations.

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

     The 1996 Act extends the future term of licenses granted by the FCC for the operation of television broadcast stations from five to eight years. The 1996 Act also provides that the FCC shall grant an application for renewal of a broadcast station license if the FCC finds that the station has served the public interest, has engaged in no serious violations of the Communications Act or the FCC's rule, and has not engaged in violations that demonstrate a pattern of abuse. The comparative license renewal process has been abolished. These changes could enhance the value of the broadcast license of TBS Superstation by lengthening the station's future license terms, streamlining the renewal process, and eliminating the prospect of a comparative renewal challenge.

     On August 9, 1995, the FCC released a Fourth Further Notice of Proposed Rulemaking and Third Notice of Inquiry to consider a broad range of issues regarding the conversion by television broadcasters from analog to digital technology. Among other things, the FCC is considering regulations to promote the efficient use of advance television ("ATV") spectrum, whether restrictions should be placed on the use of ATV channels, what public interest standards should apply to ATV service, what transition period should apply, and how existing laws will be affected by the transition to digital broadcasting. On November 25, 1995, the Company filed comments with the FCC opposing any extension of must-carry rights to ATV broadcast stations. Any regulatory change, if adopted, could affect the operations of TBS Superstation and the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of this proceeding or the overall effect, if any, that regulatory changes may have on the Company's operations.

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

     The 1996 Act directs the FCC to modify its rules to eliminate the restrictions on the number of television stations that a single person or entity may own nationally and to permit a single television broadcast licensee to own stations with a combined national audience reach of 35 percent. The 1996 Act, also directs the FCC to conduct a rulemaking proceeding to determine whether to retain, modify or eliminate its limitations on the number of television stations that a single person or entity may own or operate within the same television market. Any regulatory change, if adopted, could affect the Atlanta and national markets in which the Company operates. The Company at this time cannot predict the outcome of these proceedings or the overall effect, if any, that they may have on the Company's operations.

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

DEFINITION OF CABLE SYSTEM

     The 1996 Act amends the definition of cable system to exclude facilities that do not use public rights-of-way (e.g., satellite master antenna television services, serving multiple buildings not under common ownership or control), thus exempting such facilities from franchise and other requirements applicable to cable operators. The Company at this time cannot predict the overall effect, if any, that this change may have on the Company's operations.

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

LEASED ACCESS

     The 1984 Cable Act established commercial leased access to assure access to the channel capacity of cable systems by parties unaffiliated with the cable operators. Channel set-aside requirements were established in proportion to a system's total activated channel capacity. A cable operator was permitted to use any unused leased access channel capacity until such time as a written agreement for a leased channel use was obtained. The 1992 Cable Act authorized the Commission to determine the maximum reasonable rates that a cable operator may establish for leased access use.

     On March 29, 1996, the Commission issued an Order and Further Notice of Proposed Rulemaking on leased access. The Commission is considering changes in its maximum rate formula and regulatory scheme for leased access. The Company at this time cannot predict the overall effect, if any, that any regulatory revisions may have on the Company's operations.

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

     The Company has initiated litigation challenging the must-carry and retransmission consent provisions of the 1992 Act as unconstitutional (see "Legal Proceedings - Turner Broadcasting System, Inc. et al. v. Federal Communications Commissions, et al.").

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

11            Computation of Earnings per Common and Common Equivalent Share.

27            Financial Data Schedule (for SEC use only).


(b)  Reports on Form 8-K

       On January 3, 1996, the Company filed a Current Report on Form 8-K which described the previously reported transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of September 22, 1995, among the Company, Time Warner, TW Inc., Time Warner Acquisition Corp. and TW Acquisition Corp. (the "Merger Agreement") and provided certain pro forma financial statements with respect to the mergers contemplated by the Merger Agreement.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     TURNER BROADCASTING SYSTEM, INC.



                                     By: /s/ William S. Ghegan
                                         ------------------------------
                                         William S. Ghegan
                                         Vice President, Controller and
                                         Chief Accounting Officer





Date:  May 10, 1996