Form 10-Q
period 1996-06-30
TURNER BROADCASTING SYSTEM INC
filed 1996-08-07
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934
For the transition period from                to
                               ---------------  ---------------
Commission File No. 1-8911

                        TURNER BROADCASTING SYSTEM, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                        58-0950695
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         One CNN Center
        Atlanta, Georgia                                     30303
- -------------------------------                ---------------------------------
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

Yes  X       No
    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
             Class                                       June 30, 1996
- -------------------------------                ---------------------------------
Class A Common Stock, par
   value $0.0625                                           68,330,388
Class B Common Stock, par
   value $0.0625                                          140,079,437

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     1996               1995
                                                                                  ----------         ----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .       $  118,734         $   85,185
Accounts receivable, less allowance of
    $41,711 and $38,503
  Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          399,972            464,923
  Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,494             92,657
Film costs        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          620,829            567,031
Installment contracts receivable, less
    allowance of $6,884 and $7,633  . . . . . . . . . . . . . . . . . . . .           55,757             47,928
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .          136,831            135,597
                                                                                  ----------         ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        1,410,617          1,393,321


Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .        2,042,333          1,936,565
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          368,488            358,528
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .          419,867            427,611
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          246,803            279,375
                                                                                  ----------         ----------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4,488,108         $4,395,400
                                                                                  ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   58,677         $   64,704
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          274,981            292,167
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          121,312             83,772
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,636             63,693
Participants' share and royalties payable . . . . . . . . . . . . . . . . .          105,333            107,254
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32,791             33,011
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           85,505             69,802
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .            1,506              1,543
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           98,229            123,693
                                                                                  ----------         ----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .          821,970            839,639

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .        2,600,165          2,479,770
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          421,104            421,685
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .          173,916            216,627
                                                                                  ----------         ----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .        4,017,155          3,957,721

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .          470,953            437,679
                                                                                  ----------         ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $4,488,108         $4,395,400
                                                                                  ==========         ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS                  SIX MONTHS
                                                                          ENDED                       ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                ------------------------     -----------------------
                                                                  1996            1995          1996         1995
                                                                --------        --------     ----------   ----------
Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . .     $776,366        $694,634     $1,431,115   $1,278,485
    Affiliated  . . . . . . . . . . . . . . . . . . . . . .      123,652         103,252        244,104      229,716
                                                                --------        --------     ----------   ----------
                                                                 900,018         797,886      1,675,219    1,508,201
                                                                --------        --------     ----------   ----------


Cost of operations  . . . . . . . . . . . . . . . . . . . .      555,215         486,718      1,051,631      897,398
Selling, general and administrative . . . . . . . . . . . .      248,782         201,124        474,171      390,362
Equity in loss of unconsolidated entities . . . . . . . . .        1,423           2,668          4,449        7,737
Costs of accounts receivable
    securitization program  . . . . . . . . . . . . . . . .        5,049           3,258          8,803        3,258
Time Warner merger costs  . . . . . . . . . . . . . . . . .        5,762               -          6,713            -
Depreciation of property and equipment and
    amortization of intangible assets   . . . . . . . . . .       24,196          20,457         45,488       36,834
Interest expense, net of interest income  . . . . . . . . .       38,951          46,576         81,183       97,284
                                                                --------        --------     ----------   ----------
                                                                 879,378         760,801      1,672,438    1,432,873
                                                                --------        --------     ----------   ----------


    Income before provision
          for income taxes  . . . . . . . . . . . . . . . .       20,640          37,085          2,781       75,328

Provision for income taxes  . . . . . . . . . . . . . . . .        9,369          15,385          1,318       31,638
                                                                --------        --------     ----------   ----------
    Net income    . . . . . . . . . . . . . . . . . . . . .     $ 11,271        $ 21,700     $    1,463   $   43,690
                                                                ========        ========     ==========   ==========


Earnings per common share and
    common stock equivalent
                 Net income . . . . . . . . . . . . . . . .     $   0.04        $   0.08     $     0.01   $     0.15
                                                                ========        ========     ==========   ==========

Weighted average number of common shares
    outstanding, including conversion of
    common stock equivalents,
    when applicable   . . . . . . . . . . . . . . . . . . .      287,950         283,030        287,343      282,688



See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       --------------------------
                                                                                          1996             1995
                                                                                       ---------        ---------
Cash provided by operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .      $ 146,122        $ 343,613
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .         37,674           45,328
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (201,735)         (64,505)
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .        (13,297)          (9,772)
                                                                                       ---------        ---------
Net cash provided by (used for) operations  . . . . . . . . . . . . . . . . . . .        (31,236)         314,664
                                                                                       ---------        ---------

Cash provided by (used for) investing activities
    Distributions from unconsolidated entities  . . . . . . . . . . . . . . . . .            365            6,180
    Acquisitions and advances to unconsolidated entities  . . . . . . . . . . . .         (2,232)          (7,051)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .        (68,463)         (50,245)
                                                                                       ---------        ---------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .        (70,330)         (51,116)
                                                                                       ---------        ---------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        140,105           15,000
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (278)        (255,224)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .         (9,893)          (9,809)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .          5,181            2,398
                                                                                       ---------        ---------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .        135,115         (247,635)
                                                                                       ---------        ---------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         33,549           15,913
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .         85,185           52,895
                                                                                       ---------        ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .      $ 118,734        $  68,808
                                                                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  19,536        $  49,809
Net interest paid, including interest
    capitalized of $8,865 and $8,503  . . . . . . . . . . . . . . . . . . . . . .         84,833           98,338
Conversion of convertible subordinated debentures
    originally issued by a wholly-owned subsidiary  . . . . . . . . . . . . . . .         29,075                -






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

         The Mergers are subject to a number of closing conditions, including regulatory approvals and the approval of the shareholders of the Company and the stockholders of Time Warner. Among the required regulatory approvals are
(i) the approval of the Federal Communications Commission (the "FCC") and (ii) the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Both the FCC and the Federal Trade Commission (the "FTC"), which has the responsibility for reviewing the parties' filings under the HSR Act, are closely reviewing the Mergers. There can be no assurance that all of the conditions to the consummation of the Mergers will be satisfied.

In connection with the FTC's review of the Mergers and certain related transactions, the Company, Time Warner and TCI have entered into an agreement in principle with respect to a consent order which, if implemented as currently contemplated, will require that certain amendments be made to the Merger Agreement and such related agreements entered into by the Company, Time Warner and Liberty Media Corporation ("LMC") and its affiliates. Such amendments include (i) restrictions, under certain circumstances, on the amount and type of securities of New Time Warner that LMC and its affiliates can hold following the Mergers, (ii) limitations on the extension of existing affiliation agreements pursuant to which Tele-Communications, Inc. and its affiliates distribute the programming produced by the Company and (iii) restrictions on certain actions by Time Warner with respect to the distribution and pricing of programming services.

         As a result of the arrangements among R.E. Turner, the Company and Time Warner pursuant to the Amended and Restated LMC Agreement (the "LMC Agreement"), dated as of September 22, 1995, among Time Warner, New Time Warner, LMC and certain of its affiliates, holders of a sufficient number of shares of the Company's capital stock of each class have agreed to vote all their shares of Company capital stock in favor of the approval of the TBS Merger and each of the other transactions contemplated by the Merger Agreement and in favor of approval of the Merger Agreement to assure approval by the Company's shareholders, regardless of the vote of any other shareholders of the Company. The LMC Agreement, however, provides that the obligation of LMC and its affiliates to vote in favor of the TBS Merger is subject to certain conditions, including there not having been amendments to the related agreements that would have certain effects on LMC. It is expected that the LMC Agreement will be amended to provide for the changes required in connection with the consent order described above. Also pursuant to the LMC Agreement, Time Warner has agreed with LMC that, upon the happening of certain events, LMC will have the right to cause Time Warner to terminate the Merger Agreement and abandon the Mergers.

         Concurrently with the execution of the Merger Agreement, the Company and LMC Southeast Sports Inc. ("LMC Sports"), entered into a Stock Purchase Agreement (the "SportSouth Agreement") pursuant to which the Company will sell to LMC Sports all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. The purchase price for the stock of TSPI (currently estimated to be $65,000,000) will be determined in accordance with a formula set forth in the SportSouth Agreement. The transaction contemplated by the SportSouth Agreement is conditioned upon the consummation of the Mergers.

NOTE 3.  FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      1996                  1995
                                                                                   ----------            ----------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .        $  980,087            $1,017,761
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           383,909               397,639
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .            62,903                73,706
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           693,028               504,997
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .           116,374               101,430
      Licensed program and distribution rights  . . . . . . . . . . . . . .           315,653               302,370
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .           111,208               105,693
                                                                                   ----------            ----------
                                                                                    2,663,162             2,503,596
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .           620,829               567,031
                                                                                   ----------            ----------
                                                                                   $2,042,333            $1,936,565
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

         On the basis of the Company's anticipated total gross revenue estimates, over 87% of released and episodic television produced programming costs at June 30, 1996 will be amortized within the three-year period ending June 30, 1999.



Amortization of film costs included in Cost of operations is composed of the following (in thousands):

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                              ----------------------         ----------------------
                                                                1996          1995             1996          1995
                                                              --------      --------         --------      --------
Purchased program rights  . . . . . . . . . . . . . . .       $ 21,827      $ 22,583         $ 43,804      $ 44,946
Produced programming  . . . . . . . . . . . . . . . . .        272,346       219,419          516,099       380,804
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . .         31,078        23,440           62,885        50,520
Participants' share and royalties . . . . . . . . . . .         19,402        19,330           45,563        37,440
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . .          1,447           499            3,342         3,292
                                                              --------      --------         --------      --------
                                                              $346,100      $285,271         $671,693      $517,002
                                                              ========      ========         ========      ========

NOTE 4. EARNINGS PER COMMON SHARE AND COMMON STOCK EQUIVALENT

Net income per common share and common stock equivalent is computed by dividing net income applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1996 and 1995. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. Fully-diluted income per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures originally issued by a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income per common share for the three-month and six-month periods ended June 30, 1996 and 1995 due to their anti-dilutive effect. The difference between primary and fully-diluted earnings per share is not significant.

NOTE 5. LONG-TERM DEBT

         Long-term debt is summarized as follows (in thousands):

                                                                      JUNE 30,          DECEMBER 31,
                                                                        1996                1995
                                                                     ----------          ----------
 Bank credit facilities . . . . . . . . . . . . . . . . . . . .      $1,575,000          $1,435,000
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . .         297,474             297,442
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .         249,681             249,666
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . .         199,847             199,846
 Zero coupon subordinated convertible notes . . . . . . . . . .         273,253             263,694
 Convertible subordinated debentures
  originally issued by a wholly-owned
  subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .               -              29,075
 Obligations under capital leases . . . . . . . . . . . . . . .           5,102               5,254
 Other long-term debt . . . . . . . . . . . . . . . . . . . . .           1,314               1,336
                                                                     ----------          ----------
                                                                      2,601,671           2,481,313
 Less current portion . . . . . . . . . . . . . . . . . . . . .           1,506               1,543
                                                                     ----------          ----------
                                                                     $2,600,165          $2,479,770
                                                                     ==========          ==========

         On January 4, 1996, the Company called for redemption on February 5, 1996 all of the convertible subordinated debentures originally issued by a wholly-owned subsidiary and subsequently assumed by the Company. All of the debentures outstanding, which aggregated approximately $29,000,000, were converted into the Company's Class B Common Stock at $17.51 per share or 57.11 shares of Class B Common Stock for each $1,000 face amount of debentures. The conversion resulted in the issuance of approximately 1.7 million shares of Class B Common Stock.

NOTE 6.  STOCKHOLDERS' EQUITY

         Stockholders' equity consists of the following components (in thousands, except share data):

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1996               1995
                                                                        ----------         ----------
Class C Convertible Preferred Stock, par
 value $0.125; authorized 12,600,000 shares;
 issued and outstanding 12,396,976 shares . . . . . . . . . . .         $  260,438         $  260,438
Class A Common Stock, par value $0.0625;
 authorized 75,000,000 shares; issued and
 outstanding 68,330,388 shares  . . . . . . . . . . . . . . . .              4,271              4,271
Class B Common Stock, par value $0.0625;
 authorized 300,000,000 shares; issued and
 outstanding 140,079,437 and 137,982,831
 shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,755              8,624
Capital in excess of par value  . . . . . . . . . . . . . . . .          1,125,754          1,084,181
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .           (928,265)          (919,835)
                                                                        ----------         ----------
  Total stockholders' equity  . . . . . . . . . . . . . . . . .         $  470,953         $  437,679
                                                                        ==========         ==========

        On February 16, 1996 and May 31, 1996, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.105 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,944,000 and $4,949,000 were paid on March 29, 1996 and June 28, 1996, respectively, to shareholders of record at the close of business on March 15, 1996 and June 14, 1996, respectively.

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

        As of June 30, 1996, the Company had sold an undivided interest in this designated pool of domestic cable and advertising accounts receivable that aggregated $300,000,000, generating net proceeds of $250,000,000. The estimated total cost of the program for the sale of accounts receivable during the three-month and six-month periods ended June 30, 1996, approximated $5,000,000 and $8,800,000, respectively, and is reflected as a reduction of operating profit in the consolidated condensed statements of operations.

NOTE 8. INCOME TAXES

        The 1991 and 1992 consolidated federal income tax returns of the Company have been examined by the Internal Revenue Service (the "IRS"). As a result of the examination, the IRS has issued a deficiency notice for additional taxes. The IRS is prohibited from collecting the disputed tax until the taxpayer has had an opportunity to seek a redetermination of the asserted deficiency in court. On June 25, 1996, the Company filed a petition in U.S. Tax Court contesting the notice as it believes the items in dispute have been properly reported in its tax returns. The Company does not anticipate a quick resolution of this matter and the ultimate result cannot be predicted at this time. However, in the opinion of management, any additional tax liability resulting from this matter would not have a material adverse impact on the consolidated financial position or operating results of the Company.

NOTE 9. SUBSEQUENT EVENTS

        In connection with its acquisition of New Line Cinema Corporation ("New Line Cinema") in January 1994, the Company assumed warrants (the "Warrants") originally issued by New Line Cinema which were exercisable for 250,000 shares of New Line Cinema common stock. Upon the assumption of the Warrants by the Company, the Warrants became exercisable for an aggregate of 240,965 shares of the Company's Class B Common Stock at an exercise price of $14.39 per share. On July 17, 1996, all of the Warrants were exercised for an aggregate exercise price of $3,467,000 and the Company issued an aggregate of 240,965 shares of Class B Common Stock to the holders of the Warrants.

        As of June 30, 1996, the Company owned a 33.1% limited partnership interest in n-tv, a 24-hour German language news channel. On July 23, 1996, an unaffiliated third-party agreed to acquire a 25% limited partnership interest in n-tv. This transaction, which is subject to regulatory approval, will have the effect of reducing the Company's ownership interest in n-tv to approximately 25.5%. This transaction will not have a material impact on the consolidated financial position or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

         Cash used for operations after changes in film costs and associated liabilities for the six months ended June 30, 1996 aggregated $31 million, including a net change in film costs and associated liabilities of $192 million, and cash interest payments, net of cash interest received, of $85 million. Other primary uses of cash during the period included additions to property and equipment of $68 million. The primary source of cash for the period was borrowings under the unsecured revolving credit facilities of $140 million.

         Included in the net change in film costs were $563 million utilized by the Company for original entertainment and sports programming (including $351 million for theatrical film productions, excluding promotional and advertising costs).

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The agreement was renewed in April 1996 for another one-year term. As of June 30, 1996, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $300 million. The original proceeds were used in 1995 to repay amounts outstanding under the Company's unsecured revolving credit facilities. During 1996, the Company has recognized costs of approximately $9 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 7 of Notes to Consolidated Condensed Financial Statements.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 5 and Note 7 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness and the accounts receivable securitization program.

CREDIT FACILITIES AND FINANCING ACTIVITIES

         The Company had approximately $2.6 billion of outstanding indebtedness at June 30, 1996, of which $1.6 billion was outstanding under unsecured revolving credit facilities with banks.

         On January 4, 1996, the Company called for redemption on February 5, 1996 all of the convertible subordinated debentures originally issued by a wholly-owned subsidiary and subsequently assumed by the Company. All of the debentures outstanding, which aggregated approximately $29 million, were converted into the Company's Class B Common Stock at $17.51 per share or 57.11 shares of Class B Common Stock for each $1,000 face amount of debentures. The conversion resulted in the issuance of approximately 1.7 million shares of Class B Common Stock.

CAPITAL RESOURCES AND COMMITMENTS

         During the next 12 months, the Company anticipates making cash expenditures of approximately $290 million for sports programming, primarily rights fees, approximately $1.3 billion for original entertainment programming (excluding promotional and advertising costs) and approximately $160 million for licensed programming. Also, during the next 12 months, the Company expects to make total expenditures of approximately $145 million for additional or replacement property and equipment. Of the anticipated programming and capital expenditures described above, firm commitments exist for approximately $760 million. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company. Management expects to finance these commitments from working capital provided by operations, and financing arrangements with lessors, vendors and film suppliers and additional borrowings.

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

         The Mergers are subject to a number of closing conditions, including regulatory approvals and the approval of the shareholders of the Company and the stockholders of Time Warner. Among the required regulatory approvals are
(i) the approval of the Federal Communications Commission (the "FCC") and (ii) the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Both the FCC and the Federal Trade Commission (the "FTC"), which has the responsibility for reviewing the parties' filings under the HSR Act, are closely reviewing the Mergers. There can be no assurance that all of the conditions to the consummation of the Mergers will be satisfied. In connection with the FTC's review of the Mergers and certain related transactions, the Company, Time Warner and TCI have entered into an agreement in principle with respect to a consent order which, if implemented as currently contemplated, will require that certain amendments be made to the Merger Agreement and related agreements entered into by the Company, Time Warner and Liberty Media Corporation ("LMC") and its affiliates. Such agreements include (i) restrictions, under certain circumstances, on the amount and type of securities of New Time Warner that LMC and its affiliates can hold following the Mergers, (ii) limitations on the extension of existing affiliation agreements pursuant to which Tele-Communications, Inc. and its affiliates distribute programming produced by the Company and (iii) restrictions on certain actions by Time Warner with respect to the distribution and pricing of programming services.

         As a result of the arrangements among R.E. Turner, the Company and Time Warner pursuant to the Amended and Restated LMC Agreement (the "LMC Agreement"), dated as of September 22, 1995, among Time Warner, New Time Warner, LMC and certain of its affiliates, holders of a sufficient number of shares of the Company's capital stock of each class have agreed to vote all their shares of Company capital stock in favor of the approval of the TBS Merger and each of the other transactions contemplated by the Merger Agreement and in favor of the approval of the Merger Agreement to assure approval by the Company's shareholders, regardless of the vote of any other shareholders of the Company. The LMC Agreement, however, provides that the obligation of LMC and its affiliates to vote in favor of the TBS Merger is subject to certain conditions, including there not having been amendments to the related agreements that would have certain effects on LMC. It is expected that the LMC Agreement will be amended to provide for the changes required in connection with the consent order described above. Also pursuant to the LMC Agreement, Time Warner has agreed with LMC that, upon the happening of certain events, LMC will have the right to cause Time Warner to terminate the Merger Agreement and abandon the Mergers.

         Concurrently with the execution of the Merger Agreement, the Company and LMC Southeast Sports Inc. ("LMC Sports"), entered into a Stock Purchase Agreement (the "SportSouth Agreement") pursuant to which the Company will sell to LMC Sports all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. ("SportSouth"). The purchase price for the stock of TSPI (currently estimated to be $65 million) will be determined in accordance with a formula set forth in the SportSouth Agreement. The transaction contemplated by the SportSouth Agreement is conditioned upon the consummation of the Mergers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995


                                                            UNAUDITED               UNAUDITED
                                                       THREE MONTHS ENDED      THREE MONTHS ENDED
                                                          JUNE 30, 1996           JUNE 30, 1995
                                                          -------------           -------------
                                                                      (IN THOUSANDS)
Revenue
 Entertainment
  Networks                                                   $379,366                $310,108
  Production & Distribution                                   273,500                 262,060
  Intrasegment revenue elimination                            (21,606)                (13,065)
                                                             --------                --------
 Total Entertainment                                          631,260                 559,103
 News                                                         211,688                 196,247
 Other                                                         72,424                  52,293
 Intersegment revenue elimination                             (15,354)                 (9,757)
                                                             --------                --------
                                                             $900,018                $797,886
                                                             ========                ========

Operating profit (loss)
 Entertainment
  Networks                                                   $ 69,218                $ 65,335
  Production & Distribution                                   (41,196)                (25,862)
  Intrasegment elimination                                        648                   5,212
                                                             --------                --------
 Total Entertainment                                           28,670                  44,685
 News                                                          66,361                  69,985
 Other                                                        (23,206)                (25,083)
 Equity in loss of
    unconsolidated entities                                    (1,423)                 (2,668)
 Costs of accounts receivable
    securitization program                                     (5,049)                 (3,258)
 Time Warner merger costs                                      (5,762)                      -
                                                             --------                --------
                                                             $ 59,591                $ 83,661
                                                             ========                ========


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $72 million, or 13%, from $559 million to $631 million. In the entertainment networks, advertising revenue increased $44 million, or 20%, from $216 million to $260 million, primarily due to a strong overall advertising market for TBS Superstation and TNT. Subscription revenue for the entertainment networks increased $19 million, or 22%, from $87 million to $106 million, as a result of higher rates as well as an increase in cable and home satellite viewers, primarily at TNT. In the production and distribution companies, home video revenue increased $22 million, or 26%, from $86 million to $108 million due to the number of home video releases in 1996 compared to 1995. Television syndication revenue increased $15 million, from $57 million to $72 million, due to the continued success of the off-network syndication of Seinfeld and an overall increase in New Line Cinema Corporation ("New Line Cinema") and Castle Rock Entertainment ("Castle Rock") product available in the television syndication markets. The revenue increases described above were offset by a decrease in theatrical film revenue of $28 million, from $67 million to $39 million, due to the timing and number of releases in the second quarter of 1996 in comparison to 1995.

         Operating profit for the Entertainment Segment decreased $16 million, or 36%, from $45 million to $29 million. Operating profit for the entertainment networks increased $7 million, or 9%, from $76 million to $83 million, due primarily to the revenue increases described above partially offset by increased costs related to sports and entertainment programming. Operating losses from the production and distribution companies increased $23 million. The increase was primarily due to disappointing results at Castle Rock for domestic and international theatrical releases, which resulted in write-offs of approximately $28 million.

NEWS SEGMENT

         News Segment revenue rose $16 million, or 8%, from $196 million to $212 million. Advertising revenue increased $8 million, or 8%, due to a $5 million, or 35%, increase in international advertising revenue at CNN International as well as an increase in the amount charged per thousand homes at CNN Headline News. Subscription revenue increased $6 million, or 8%, from $75 million to $81 million, due to an increase in both cable and home satellite viewers at CNN and CNN International.

         Operating profit for the News Segment decreased $4 million, or 5%, from $70 million to $66 million as revenue increases were offset by increased news gathering costs including costs associated with political coverage as well as CNNfn start-up costs.

OTHER SEGMENT

         Revenue for the Other Segment increased $20 million, or 38%, from $52 million to $72 million. Atlanta Braves revenue increased $15 million due primarily to an increase in the number of games played in the second quarter of 1996 as compared to the strike-shortened 1995 season. Increased television syndication revenue at World Championship Wrestling of $4 million accounts for the remainder of the revenue increase. Overall, revenue increases outpaced increased costs, resulting in a $2 million decrease in operating losses for the quarter.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

         The Company's share of operating losses from unconsolidated entities decreased by $1 million due primarily to improved operations at n-tv, a 24-hour German news network, and increased earnings from SportSouth.

         In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The original proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company recognized costs of approximately $5 million in the second quarter in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

         Consolidated interest expense decreased $8 million, from $47 million to $39 million, due to an increase in interest income associated with long-term receivables and lower interest rates related to the Company's revolving credit facilities.

         As a result of the information discussed above, the Company reported net income of $11 million in the second quarter of 1996 ($0.04 net income per common share and common share equivalent). This compares to net income of $22 million in the second quarter of 1995 ($0.08 net income per common share and common share equivalent).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995


                                                              UNAUDITED                UNAUDITED
                                                          SIX MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30, 1996            JUNE 30, 1995
                                                            -------------            -------------
                                                                        (IN THOUSANDS)
 Revenue
  Entertainment
   Networks                                                  $  673,346                $  553,522
   Production & Distribution                                    579,907                   553,201
   Intrasegment revenue elimination                             (70,882)                  (46,227)
                                                             ----------                ----------
  Total Entertainment                                         1,182,371                 1,060,496
  News                                                          407,125                   378,707
  Other                                                         108,615                    83,962
  Intersegment revenue elimination                              (22,892)                  (14,964)
                                                             ----------                ----------
                                                             $1,675,219                $1,508,201
                                                             ==========                ==========

 Operating profit (loss)
  Entertainment
   Networks                                                  $  136,125                $  108,762
   Production & Distribution                                    (89,583)                  (12,908)
   Intrasegment elimination                                     (22,403)                   (3,370)
                                                             ----------                ----------
  Total Entertainment                                            24,139                    92,484
  News                                                          126,569                   136,863
  Other                                                         (46,779)                  (45,740)
  Equity in loss of
         unconsolidated entities                                 (4,449)                   (7,737)
  Costs of accounts receivable
         securitization program                                  (8,803)                   (3,258)
  Time Warner merger costs                                       (6,713)                       -
                                                             ----------                ----------
                                                             $   83,964                $  172,612
                                                             ==========                ==========


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $122 million, or 11%, from $1.06 billion to $1.18 billion. In the entertainment networks, advertising revenue increased $78 million, or 22%, from $360 million to $438 million, due to a strong overall advertising market for TNT and TBS Superstation. Subscription revenue for the entertainment networks increased $38 million, or 23%, from $171 million to $209 million, as a result of higher rates as well as an increase in both cable and home satellite viewers, primarily at TNT. In the production and distribution companies, television syndication revenue increased $27 million, or 21%, from $126 million to $153 million due to the continued success of Seinfeld and an overall increase in New Line Cinema and Castle Rock product available in the television syndication markets. Licensing and merchandising revenue increased $6 million, or 21%, from $29 million to $35 million due to increased sales related to Turner Entertainment Co. Library product. The revenue increases described above were offset by decreased theatrical revenue of $31 million, or 26%, from $120 million to $89 million, due to the timing and number of releases in 1996 in comparison to 1995.

         Operating profit for the Entertainment Segment decreased $68 million, or 74%, from $92 million to $24 million. Operating profit for the entertainment networks increased $36 million, or 28%, from $127 million to $163 million primarily due to the revenue increases described above partially offset by increased costs related to sports and entertainment programming. Operating losses from the production and distribution companies increased $104 million from $35 million to $139 million. The increase was primarily due to disappointing results from domestic and international theatrical releases at Castle Rock, which resulted in net write-offs of approximately $88 million, a lack of comparable theatrical and home video titles from the Company's other units, as well as increased costs associated with certain of the Company's syndicated programming.

NEWS SEGMENT

         News Segment revenue increased $28 million, or 8%, from $379 million to $407 million, due to an increase of $14 million, or 10%, from $146 million to $160 million, in subscription revenue at CNN, CNN International and CNNfn. Advertising revenue increased $9 million, or 5%, from $193 million to $202 million, primarily due to the continued expansion of CNN International. Domestic advertising revenue remained relatively flat in comparison to the prior year, as increased rates were offset by lower viewership when compared with exceptionally high viewing levels associated with the O.J. Simpson trial.

         Operating profit for the News Segment decreased $10 million, or 8%, from $137 million to $127 million as revenue increases were offset by increased newsgathering costs associated with political coverage as well as CNNfn start-up costs of $3 million.

OTHER SEGMENT

         Revenue for the Other Segment increased $25 million, or 29%, from $84 million to $109 million. Atlanta Braves revenue increased $16 million primarily due to an increase in the number of games played in 1996 compared to the strike-shortened 1995 season. Increased television syndication revenue at World Championship Wrestling ("WCW") of $8 million accounts for the remainder of the revenue increase. Overall, costs associated with the revenue increases described above, as well as general corporate infrastructure spending to support Company growth, outpaced increased revenue, resulting in a $1 million increase in operating losses, from $46 million to $47 million.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

         The Company's share of operating losses from unconsolidated entities decreased $3 million due to increased earnings from SportSouth and improved operations at n-tv, a 24-hour German news network.

         Consolidated depreciation and amortization increased approximately $9 million as a result of increased levels of property and equipment required to support the Company's growth.

        Consolidated interest expense decreased $16 million, from $97 million to $81 million, primarily due to lower interest rates and lower average outstanding balances associated with the Company's revolving credit facilities as well as increased interest income associated with long-term receivables.

         As a result of the information discussed above, the Company reported net income of $1 million for the six months ended June 30, 1996 ($0.01 net income per common share and common share equivalent). This compares to net income of $44 million for the six months ended June 30, 1995 ($0.15 net income per common share and common share equivalent).

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al.

         On October 5, 1992, the Company filed suit in the United States District Court for the District of Columbia (the "District Court") challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that require cable television systems to devote up to one-third or more of their channel capacity to the carriage of local television stations and provide certain channel positioning rights to such stations. The provisions also grant television stations the right to require prior consent to the retransmission by a cable operator of the station's broadcast signal. The Company's complaint alleges that these provisions infringe upon the free speech rights of cable program networks and cable operators in violation of the First Amendment of the United States Constitution. Under a provision in the 1992 Act, the case was heard by a three-judge panel of the District Court. On April 8, 1993, the District Court upheld the constitutionality of the provisions by a 2-1 vote. On June 17, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. On December 12, 1995, the District Court, on remand, again upheld the constitutionality of the provisions by a 2-1 vote. On December 21, 1995, the Company appealed the District Court's ruling to the United States Supreme Court. On February 20, 1996, the Supreme Court noted probable jurisdiction to hear the Company's appeal and will hear oral argument on October 7, 1996. The Company cannot predict the outcome of the litigation at this time. The Company is pursuing its claims.

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

         On February 29, 1996, plaintiffs filed their third amended consolidated supplemental and derivative class action complaint (the "Third Amended Complaint"). The Third Amended Complaint, which includes a derivative claim, alleges, among other things, that the terms of the TBS Merger are unfair to the Company's shareholders and that the defendants have breached or aided and abetted the breach of fiduciary common law and statutory duties owed to the Company's shareholders. The Third Amended Complaint further alleges that the defendants acted fraudulently in negotiating and approving the proposed TBS Merger, that the approval of the TBS Merger by the Company's Board of Directors was fraudulently obtained, and that the vote of the Company's Board of Directors approving the TBS Merger did not comply with the Company's Restated Articles of Incorporation and Bylaws or with Georgia law. Among other relief demanded, the Third Amended Complaint seeks damages, an injunction against the consummation of the TBS Merger and related transactions, and an auction of the Company. On April 1, 1996, defendants in this action filed motions for judgment on the pleadings on all claims asserted in the Third Amended Complaint. On June 17, 1996, the Court transformed the defendants' motion for judgment on the pleadings into a motion for summary judgment with respect to two of the plaintiff's claims, and denied the plaintiff's request for discovery on those claims. The Court has not yet ruled on the defendants' motion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on June 7, 1996. At the annual meeting, the shareholders voted on the following matters:
(i) the election of fifteen directors; (ii) a proposal to ratify the selection of Price Waterhouse LLP as the Company's independent accountants; and (iii) a shareholder proposal concerning disclosure of executive compensation. The results of the votes were as follows:

                     Proposal No. I - Election of Directors
                   Election of Eight Common Stock Directors:

                                      FOR                                VOTE WITHHELD
                                      ---                                -------------
 R.E. Turner                     159,826,251          votes              582,313            votes
                            ---------------------                 ---------------------
 Henry L. Aaron                  159,829,374          votes              583,460            votes
                            ---------------------                 ---------------------
 W. Thomas Johnson               159,824,979          votes              583,855            votes
                            ---------------------                 ---------------------
 Rubye M. Lucas                  159,703,734          votes              615,100            votes
                            ---------------------                 ---------------------
 Terence F. McGuirk              159,824,717          votes              584,117            votes
                            ---------------------                 ---------------------
 Brian L. Roberts                159,799,013          votes              609,821            votes
                            ---------------------                 ---------------------
 Scott M. Sassa                  159,792,507          votes              616,328            votes
                            ---------------------                 ---------------------
 Robert Shaye                    159,824,497          votes              584,337            votes
                            ---------------------                 ---------------------


                      Election of Seven Class C Directors:

                                      FOR                                VOTE WITHHELD
                                      ---                                -------------
 Peter R. Barton                 14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 Joseph J. Collins               14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 Jeffrey L. Bewkes               14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 Gerald M. Levin                 14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 John C. Malone                  14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 Timothy P. Neher                14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------
 Fred A. Vierra                  14,767,614           votes              108,757            votes
                            ---------------------                 ---------------------



              Proposal No. II - Ratification of selection of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996:

                     Class A                    Class B                  Class C
                     Common                     Common                  Preferred                   Total
                      Votes                      Votes                    Votes                     Votes
                   -----------                ----------              -------------                 -----
 FOR:              134,646,570                25,708,959                14,876,371               175,231,900
                 -----------------         -----------------        -----------------         -----------------
 AGAINST:                9,056                     2,263                         0                    11,319
                 -----------------         -----------------        -----------------         -----------------
 ABSTAIN:                9,762                     2,105                         0                    11,867
                 -----------------         -----------------        -----------------         -----------------

               Proposal No. III - Shareholder proposal concerning disclosure of executive compensation:

                     Class A                    Class B                  Class C
                     Common                     Common                  Preferred                   Total
                      Votes                      Votes                    Votes                     Votes
                   -----------                ----------              -------------                 -----
 FOR:               1,978,006                   775,394                     0                     2,753,400
                 -----------------         -----------------        -----------------         -----------------
 AGAINST:         127,004,794                23,573,940                14,767,614               165,346,348
                 -----------------         -----------------        -----------------         -----------------
 ABSTAIN:             150,518                   313,604                   108,757                   572,879
                 -----------------         -----------------        -----------------        ------------------

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

MUST-CARRY AND RETRANSMISSION CONSENT

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

CABLE CROSS-OWNERSHIP RULES

         The 1996 Act repeals the statutory bar on cable-broadcast station cross-ownership to permit a person or entity to own or control a television station and a cable system with overlapping service areas. The 1996 Act leaves in place, however, the cable-broadcast station cross-ownership restriction contained in the FCC's rules and does not prejudge the Commission's review of the regulation. The 1996 Act also directs the FCC to revise its regulations to permit a person or entity to own or control a television network and a cable system and, if necessary, to revise its regulations to ensure carriage, channel positioning and non-discriminatory treatment of nonaffiliated broadcast stations by a cable system subject to cross-ownership. The 1996 Act further provides that the ban on cable-MMDS cross-ownership shall not apply to any cable operator in a franchise area in which one cable operator is subject to effective competition as determined under the statute. The Company at this time cannot predict the overall effect that these changes, if any, may have on the Company's operations.

TELCO ENTRY IN VIDEO PROGRAMMING

         The 1996 Act provides that a local exchange carrier may provide video programming directly to subscribers through a variety of means, including (1) as a radio-based multichannel video programming distributor, not subject to the Cable Act; (2) as a cable operator, fully subject to the Cable Act; and (3) through an "open video system" certified by the FCC to be offering nondiscriminatory capacity for unaffiliated programmers, subject only to selected provisions of the Cable Act. A local exchange carrier also may provide the "transmission of video programming" on a common carrier basis, with no Cable Act obligations. The 1996 Act extends the program access requirements of the 1992 Act to a telephone company that provides video programming by any means directly to subscribers and to programming in which such a company holds an attributable ownership interest. On March 4, 1996, the FCC issued implementing regulations with respect to this provision of the 1996 Act. The Company at this time cannot predict the overall effect, if any, that the entry of telephone companies into the delivery of video programming may have on the Company's operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.6.7 Form of Amendment No. 5, dated as of April 25, 1996, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as agent, to the Credit Agreement dated as of July 1, 1993.

4.7.2 Form of Amendment No. 2, dated as of April 26, 1996, among the Company, the banks listed therein and The Chase Manhattan Bank (National Association), as agent, to the Credit Agreement dated as of September 7, 1994.

11       Computation of Earnings per Common and Common Equivalent Share.

27       Financial Data Schedule.


(b)      Reports on Form 8-K

         On June 26, 1996, the Company filed a Current Report on Form 8-K which described the previously reported transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of September 22, 1995, among the Company, Time Warner, TW Inc., Time Warner Acquisition Corp. and TW Acquisition Corp. (the "Merger Agreement") and provided certain pro forma financial statements with respect to the mergers contemplated by the Merger Agreement.

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





Date: August 7, 1996