Form 10-Q
period 1996-09-30
TURNER BROADCASTING SYSTEM INC
filed 1996-11-14
CIK 100240

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------
Commission File No. 1-8911


                        TURNER BROADCASTING SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                       58-0950695
-------------------------------           --------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

        One CNN Center
       Atlanta, Georgia                                               30303
-------------------------------                             --------------------
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

Yes    X            No
    ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
             Class                                    September 30, 1996
------------------------------------            ----------------------------
Class A Common Stock, par
   value $0.0625                                         68,330,388
Class B Common Stock, par
   value $0.0625                                        140,446,115


                        PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        TURNER BROADCASTING SYSTEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1996                   1995
                                                                                  ----------------      -----------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .          $     83,885       $        85,185
Accounts receivable, less allowance of
    $39,910 and $38,503
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               512,162               464,923
    Affiliated  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               100,238                92,657
Film costs            . . . . . . . . . . . . . . . . . . . . . . . . . . .               766,511               567,031
Installment contracts receivable, less
    allowance of $6,083 and $7,633  . . . . . . . . . . . . . . . . . . . .                59,705                47,928
Prepaid expense and other current assets  . . . . . . . . . . . . . . . . .               212,243               135,597
                                                                                  ---------------       ---------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .             1,734,744             1,393,321


Film costs, less current portion  . . . . . . . . . . . . . . . . . . . . .             2,082,719             1,936,565
Property and equipment, less accumulated
    depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               385,845               358,528
Goodwill and other intangible assets  . . . . . . . . . . . . . . . . . . .               415,995               427,611
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               262,244               279,375
                                                                                  ---------------       ---------------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     4,881,547       $     4,395,400
                                                                                  ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $        99,999       $        64,704
Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               390,064               292,167
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               128,058                83,772
Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                63,693
Participants' share and royalties payable . . . . . . . . . . . . . . . . .               155,338               107,254
Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17,060                33,011
Film contracts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .               121,750                69,802
Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .                 2,182                 1,543
Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                86,971               123,693
                                                                                  ---------------       ---------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . .             1,001,422               839,639

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .             2,765,019             2,479,770
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .               517,538               421,685
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .               146,027               216,627
                                                                                  ---------------       ---------------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             4,430,006             3,957,721

         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .               451,541               437,679
                                                                                  ---------------       ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $     4,881,547       $     4,395,400
                                                                                  ===============       ===============

See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS                      NINE MONTHS
                                                                             ENDED                             ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -------------------------------  -------------------------------
                                                                     1996             1995             1996           1995
                                                                --------------   --------------  ---------------  --------------
Revenue
    Unaffiliated  . . . . . . . . . . . . . . . . . . . . .     $      929,333   $      887,030  $     2,360,448  $   2,165,514
    Affiliated  . . . . . . . . . . . . . . . . . . . . . .            156,141          119,551          400,245        349,268
                                                                --------------   --------------  ---------------  -------------
                                                                     1,085,474        1,006,581        2,760,693      2,514,782
                                                                --------------   --------------  ---------------  -------------

Cost of operations  . . . . . . . . . . . . . . . . . . . .            806,146          654,546        1,857,777      1,551,944
Selling, general and administrative . . . . . . . . . . . .            251,256          226,078          725,427        616,440
Equity in (income) loss
     of unconsolidated entities   . . . . . . . . . . . . .              1,711           (6,185)           6,160          1,552
Costs of accounts receivable
    securitization program  . . . . . . . . . . . . . . . .              2,040            4,811           10,843          8,069
Time Warner merger costs  . . . . . . . . . . . . . . . . .              1,967                -            8,680              -
Depreciation of property and equipment and
    amortization of intangible assets   . . . . . . . . . .             24,855           20,258           70,343         57,092
Interest expense, net of interest income  . . . . . . . . .             42,232           43,348          123,415        140,632
                                                                --------------   --------------  ---------------  -------------
                                                                     1,130,207          942,856        2,802,645      2,375,729
                                                                --------------   --------------  ---------------  -------------

    Income (loss) before provision
     (benefit) for income taxes   . . . . . . . . . . . . .           (44,733)           63,725          (41,952)       139,053

Provision (benefit) for income taxes  . . . . . . . . . . .           (23,112)           23,969          (21,794)        55,607
                                                                -------------    --------------  ---------------   ------------
    Net income (loss)   . . . . . . . . . . . . . . . . . .     $     (21,621)   $       39,756  $       (20,158)  $     83,446
                                                                =============    ==============  ===============   ============

Earnings (loss) per common share and
    common stock equivalent
       Net income (loss). . . . . . . . . . . . . . . . . .     $       (0.10)   $         0.14  $         (0.10)  $       0.29
                                                                =============    ==============  ===============   ============

Weighted average number of common shares
    outstanding, including conversion of
    common stock equivalents,
    when applicable   . . . . . . . . . . . . . . . . . . .           208,727           285,433         208,001         283,817



See accompanying Notes to Consolidated Condensed Financial Statements.

                        TURNER BROADCASTING SYSTEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       ----------------------------------
                                                                                            1996               1995
                                                                                       -------------      ---------------
Cash provided by operations before changes
   in film costs and liabilities, net   . . . . . . . . . . . . . . . . . . . . .      $     12,637        $    196,384
    Changes in film costs and liabilities, net
      Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . . . .            58,990              65,817
      Produced programming  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (241,886)             54,403
      Licensed program and distribution rights  . . . . . . . . . . . . . . . . .           (20,185)             (8,839)
                                                                                          ---------        ------------
Net cash provided by (used for) operations  . . . . . . . . . . . . . . . . . . .          (190,444)            307,765
                                                                                          ---------        ------------

Cash provided by (used for) investing activities
    Distributions from unconsolidated entities  . . . . . . . . . . . . . . . . .             3,205               7,605
    Acquisitions and advances to unconsolidated entities  . . . . . . . . . . . .            (2,902)             (7,051)
    Additions to property and equipment   . . . . . . . . . . . . . . . . . . . .          (102,910)            (72,617)
                                                                                       ------------         -----------
Net cash used for investing activities  . . . . . . . . . . . . . . . . . . . . .          (102,607)            (72,063)
                                                                                       ------------         -----------

Cash provided by (used for) financing activities
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           301,068              75,000
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (649)           (270,285)
    Payments of cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .           (14,847)            (14,720)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .             6,179               6,225
                                                                                       ------------        ------------
Net cash provided by (used for) financing activities  . . . . . . . . . . . . . .           291,751            (203,780)
                                                                                       ------------        ------------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .            (1,300)             31,922
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .            85,185              52,895
                                                                                       ------------        ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .      $     83,885        $     84,817
                                                                                       ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     26,194        $     66,790
Net interest paid, including interest
    capitalized of $15,541 and $12,115  . . . . . . . . . . . . . . . . . . . . .           146,051             155,426
Conversion of convertible subordinated debentures
    originally issued by a wholly-owned subsidiary  . . . . . . . . . . . . . . .            29,075                   -




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


NOTE 2.        MERGER WITH TIME WARNER INC.

         On October 10, 1996, the mergers (the "Mergers") contemplated by the Amended and Restated Agreement and Plan of Merger dated September 22, 1995, as amended as of August 8, 1996, among the Company, Time Warner Inc. ("Old Time Warner"), TW Inc. ("New Time Warner"), Time Warner Acquisition Corp. and TW Acquisition Corp. (the "Merger Agreement"), were approved by the shareholders of the Company and the stockholders of Old Time Warner. Also, on October 10, 1996, the Company, Old Time Warner and Liberty Media Corporation ("LMC") closed the transactions contemplated by the Merger Agreement and the Second Amended and Restated LMC Agreement dated as of September 22, 1995, among Old Time Warner, New Time Warner, LMC and certain subsidiaries of LMC. Pursuant to the Merger Agreement, (i) each outstanding share of Class A and Class B Common Stock, par value $.0625 per share, of the Company, other than shares held directly or indirectly by Old Time Warner or New Time Warner or in the treasury of the Company, was converted into the right to receive 0.75 of a share of common stock, par value of $.01 per share, of New Time Warner ("TW Common Stock"), (ii) each outstanding share of Class C Preferred Stock, par value $.125 per share, of the Company, other than shares held directly or indirectly by Old Time Warner or New Time Warner or in the treasury of the Company, was converted into the right to receive 4.80 shares of TW Common Stock, (iii) each outstanding share of common stock, par value $1.00 per share, of Old Time Warner, other than shares held directly or indirectly by Old Time Warner, was converted into one share of TW Common Stock, and (iv) each outstanding share of each series of preferred stock, par value $1.00 per share, of Old Time Warner, other than shares held directly or indirectly by Old Time Warner, was converted into one share of a substantially identical series of preferred stock, par value $.10 per share, of New Time Warner. As a result of the Mergers, New Time Warner, which has been renamed Time Warner Inc., owns, directly and indirectly, the entire equity interest in each of the Company and Old Time Warner, which has been renamed Time Warner Companies Inc.

         Concurrently with the closing of the Mergers on October 10, 1996, the Company sold to LMC Southeast Sports, Inc. all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. The purchase price for the stock of TSPI was approximately $65,000,000, as determined in accordance with a formula set forth in the stock purchase agreement for such transaction, which purchase price may be subject to a post-closing adjustment.

         The Mergers are not reflected in the accompanying consolidated condensed financial statements of the Company. As a result of the Mergers and the application of the purchase method of accounting for business combinations by New Time Warner, such historical consolidated condensed financial statements may be adjusted in the fourth quarter of 1996. The valuations and other studies which will provide the basis for such adjustments have not been completed.

NOTE 3.        FILM COSTS

         The following table sets forth the components of unamortized film costs (in thousands):

                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      1996                    1995
                                                                                -------------------    ------------------
    Purchased program rights  . . . . . . . . . . . . . . . . . . . . . . .     $         961,336       $    1,017,761
    Produced programming
      Released  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               511,000              397,639
      Completed and not released  . . . . . . . . . . . . . . . . . . . . .               143,688               73,706
      In process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               667,271              504,997
      Episodic television   . . . . . . . . . . . . . . . . . . . . . . . .               112,142              101,430
    Licensed program and distribution rights  . . . . . . . . . . . . . . .               346,039              302,370
    Prepaid licensed program rights   . . . . . . . . . . . . . . . . . . .               107,754              105,693
                                                                                -----------------      ---------------
                                                                                        2,849,230            2,503,596
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .               766,511              567,031
                                                                                -----------------      ---------------
                                                                                $       2,082,719      $     1,936,565
                                                                                =================      ===============

         Episodic television includes serial television program costs. Prepaid licensed program rights represent licensed program rights for which payments have been made but the programming is not currently available for use. As these programs become available for use they are reclassified to licensed program rights.

         On the basis of the Company's anticipated total gross revenue estimates, over 88% of released and episodic television produced programming costs at September 30, 1996 will be amortized within the three-year period ending September 30, 1999.

Amortization of film costs included in Cost of operations is composed of the following (in thousands):

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ------------------------------  -----------------------------
                                                                 1996             1995            1996           1995
                                                            -------------    -------------  ---------------- -----------
Purchased program rights  . . . . . . . . . . . . . . .     $     22,132     $     22,750   $        65,936  $    67,696
Produced programming  . . . . . . . . . . . . . . . .            444,467          325,898           960,566      706,702
Licensed program and distribution
    rights  . . . . . . . . . . . . . . . . . . . . . .           32,532           25,852            95,417       76,372
Participants' share and royalties . . . . . . . . . . .           41,850           78,201            87,413      115,641
Non-cash amortization of certain
    acquisition purchase adjustments  . . . . . . . . .            1,406           13,013             4,748       16,305
                                                            ------------     ------------   ---------------  -----------
                                                            $    542,387     $    465,714   $     1,214,080  $   982,716
                                                            ============     ============   ===============  ===========


NOTE 4.  EARNINGS PER COMMON SHARE AND COMMON STOCK EQUIVALENT

         Net income (loss) per common share and common stock equivalent is computed by dividing net income (loss) applicable to common stock by the weighted average number of outstanding shares of common stock and common stock equivalents, when dilutive, during the applicable periods in 1996 and 1995. Common stock equivalents are principally the incremental shares associated with the Class C Convertible Preferred Stock (the "Class C Preferred Stock") and the outstanding stock options. In 1996, no common stock equivalents are included in the calculation of primary earnings per share, due to their anti-dilutive effect. Fully-diluted income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's zero coupon subordinated convertible notes and the convertible subordinated debentures originally issued by a wholly-owned subsidiary are excluded from the fully-diluted calculations of net income
(loss) per common share for the three-month and nine-month periods ended September 30, 1996 and 1995 due to their anti-dilutive effect. The difference between primary and fully-diluted earnings per share is not significant.

NOTE 5.  LONG-TERM DEBT
      Long-term debt is summarized as follows (in thousands):

                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                            1996                      1995
                                                                     ----------------          ----------------
 Bank credit facilities . . . . . . . . . . . . . . . . . . . .      $      1,735,000          $      1,435,000
 8 3/8% Senior Notes  . . . . . . . . . . . . . . . . . . . . .               297,491                   297,442
 7.4% Senior Notes  . . . . . . . . . . . . . . . . . . . . . .               249,689                   249,666
 8.4% Senior Debentures . . . . . . . . . . . . . . . . . . . .               199,847                   199,846
 Zero coupon subordinated convertible notes . . . . . . . . . .               278,165                   263,694
 Convertible subordinated debentures
   originally issued by a wholly-owned
   subsidiary . . . . . . . . . . . . . . . . . . . . . . . . .                     -                    29,075
 Obligations under capital leases . . . . . . . . . . . . . . .                 5,707                     5,254
 Other long-term debt . . . . . . . . . . . . . . . . . . . . .                 1,302                     1,336
                                                                     ----------------          ----------------
                                                                            2,767,201                 2,481,313
 Less current portion . . . . . . . . . . . . . . . . . . . . .                 2,182                     1,543
                                                                     ----------------          ----------------
                                                                     $      2,765,019          $      2,479,770
                                                                     ================          ================

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

        In connection with the consummation of the Mergers under the Merger Agreement, New Time Warner guaranteed all of the obligations of the Company under the indentures for the Company's 8 3/8% Senior Notes due 2013, 7.4% Senior Notes due 2004 and 8.4% Senior Debentures due 2024 and the Company's zero coupon subordinated convertible notes due 2007.

NOTE 6.  STOCKHOLDERS' EQUITY

        Stockholders' equity consists of the following components (in thousands, except share data):

                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                1996                  1995
                                                                        ----------------     -----------------
Class C Convertible Preferred Stock, par
  value $0.125; authorized 12,600,000 shares;
  issued and outstanding 12,396,976 shares  . . . . . . . . . .         $       260,438         $       260,438
Class A Common Stock, par value $0.0625;
  authorized 75,000,000 shares; issued and
  outstanding 68,330,388 shares . . . . . . . . . . . . . . . .                   4,271                   4,271
Class B Common Stock, par value $0.0625;
  authorized 300,000,000 shares; issued and
  outstanding 140,446,115 and 137,982,831
  shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   8,778                   8,624
Capital in excess of par value  . . . . . . . . . . . . . . . .               1,132,895               1,084,181
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .                (954,841)               (919,835)
                                                                        ---------------         ---------------
    Total stockholders' equity  . . . . . . . . . . . . . . . .         $       451,541         $       437,679
                                                                        ===============         ===============

        On February 16, 1996, May 31, 1996 and September 3, 1996, the Board of Directors declared a cash dividend on the Company's outstanding shares of Class A Common Stock and Class B Common Stock, payable at the rate of $0.0175 for each share held on the record date. In addition, holders of the Company's outstanding Class C Preferred Stock were entitled to an equivalent cash dividend of $0.1050 for each share held on the record date based on the number of shares of Class B Common Stock which would be issued upon conversion of each share of Class C Preferred Stock. Cash dividends of $4,944,000, $4,949,000 and $4,954,000 were paid on March 29, 1996, June 28,
1996 and September 30, 1996, respectively, to shareholders of record at the close of business on March 15, 1996, June 14, 1996 and September 16, 1996, respectively.

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

         As of September 30, 1996, the Company had sold an undivided interest in this designated pool of domestic cable and advertising accounts receivable that aggregated $277,000,000, generating net proceeds of $221,000,000. The estimated total cost of the program for the sale of accounts receivable during the three-month and nine-month periods ended September 30, 1996, approximated $2,000,000 and $10,800,000, respectively, and is reflected as a reduction of operating profit in the consolidated condensed statements of operations.

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

NOTE 9.         SUBSEQUENT EVENTS

         As of June 30, 1996, the Company owned a 33.1% limited partnership interest in n-tv, a 24-hour German language news channel. On October 29, 1996, an unaffiliated third-party acquired a 25% limited partnership interest in n-tv. This transaction had the effect of reducing the Company's ownership interest in n-tv to approximately 25.5%, effective July 2, 1996. This transaction did not have a material impact on the consolidated financial position or operating results of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

         Cash used for operations after changes in film costs and associated liabilities for the nine months ended September 30, 1996 aggregated $190 million, including a net change in film costs and associated liabilities of $203 million, and cash interest payments, net of cash interest received, of $146 million. Other primary uses of cash during the period included additions to property and equipment of $103 million. The primary source of cash for the period was borrowings under the unsecured revolving credit facilities of $300 million.

         Included in the net change in film costs were $1.0 billion utilized by the Company for original entertainment and sports programming (including $649 million for theatrical film productions, excluding promotional and advertising costs).

         In May 1995, the Company entered into an agreement with a financial institution whereby the Company can sell on an ongoing basis up to $300 million of an undivided percentage ownership interest in a designated pool of domestic cable and advertising accounts receivable. The agreement was renewed in April 1996 for another one-year term. As of September 30, 1996, the Company had sold an undivided interest in this designated pool of its domestic cable and advertising accounts receivable that aggregated $277 million. The original proceeds were used in 1995 to repay amounts outstanding under the Company's unsecured revolving credit facilities. During 1996, the Company has recognized costs of approximately $11 million in connection with this accounts receivable securitization program. The ongoing costs of the program are anticipated to be less than those the Company would have otherwise incurred under the bank credit facilities. See Note 7 of Notes to Consolidated Condensed Financial Statements.

         See the Consolidated Condensed Statements of Cash Flows for additional details regarding sources and uses of cash and Note 5 and Note 7 of Notes to Consolidated Condensed Financial Statements for additional information about the Company's indebtedness and the accounts receivable securitization program.

CREDIT FACILITIES AND FINANCING ACTIVITIES

     The Company had approximately $2.8 billion of outstanding indebtedness at September 30, 1996, of which $1.7 billion was outstanding under unsecured revolving credit facilities with banks.

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

        In connection with the consummation of the Mergers under the Merger Agreement, New Time Warner guaranteed all of the obligations of the Company under the indentures for the Company's 8 3/8% Senior Notes due 2013, 7.4% Senior Notes due 2004 and 8.4% Senior Debentures due 2024 and the Company's zero coupon subordinated convertible notes due 2007.

CAPITAL RESOURCES AND COMMITMENTS

During the next 12 months, the Company anticipates making cash expenditures at the entertainment networks of approximately $295 million for sports programming, primarily rights fees, approximately $175 million for original entertainment programming and approximately $115 million for licensed programming. In the entertainment production and distribution companies, such anticipated cash expenditures are continuing to be evaluated in connection with the Mergers. Also, during the next 12 months, the Company as a whole expects to make total expenditures of approximately $135 million for additional or replacement property and equipment. Firm commitments of approximately $445 million exist for programming and capital expenditures during the next 12 months, excluding those in production and distribution companies. Other capital resource commitments consist primarily of lease obligations, some of which are contingent on revenues derived from usage. Management expects to continue to lease satellite facilities, sports facilities and office facilities not already owned by the Company. Management expects to finance these commitments from working capital provided from operations and financing arrangements with lessors, vendors and additional borrowings.

Merger with Time Warner Inc.

         On October 10, 1996, the mergers (the "Mergers") contemplated by the Amended and Restated Agreement and plan of Merger dated September 22, 1995, as amended as of August 8, 1996, among the Company, Time Warner Inc. ("Old Time Warner"), TW Inc. ("New Time Warner"), Time Warner Acquisition Corp. and TW Acquisition Corp. (the "Merger Agreement"), were approved by the shareholders of the company and the stockholders of Old Time Warner. Also, on October 10, 1996, the Company, Old Time Warner and Liberty Media Corporation ("LMC") closed the transactions contemplated by the Merger Agreement and the Second Amended and Restated LMC Agreement dated as of September 22, 1995, among Old Time Warner, New Time Warner, LMC and certain subsidiaries of LMC. Pursuant to the Merger Agreement, (i) each outstanding share of Class A and Class B Common Stock, par value $.0625 per share, of the Company, other than shares held directly or indirectly by Old Time Warner or New Time Warner or in the treasury of the Company, was converted into the right to receive 0.75 of a share of common stock, par value $.01 per share, of New Time Warner ("TW Common Stock"),
(ii) each outstanding share of Class C Preferred Stock, par value $.125 per share, of the Company, other than shares held directly or indirectly by Old Time Warner or New Time Warner or in the treasury of the Company, was converted into the right to receive 4.80 shares of TW Common Stock, (iii) each outstanding share of common stock, par value $1.00 per share, of Old Time Warner, other than shares held directly or indirectly by Old Time Warner, was converted into one share of TW Common Stock, and (iv) each outstanding share of each series of preferred stock, par value $1.00 per share, of Old Time Warner, other than shares held directly or indirectly by Old Time Warner, was converted into one share of a substantially identical series of preferred stock, par value $.10 per share, of New Time Warner. As a result of the Mergers, New Time Warner, which has been renamed Time Warner Inc., owns, directly and indirectly, the entire equity interest in each of the Company and Old Time Warner, which has been renamed Time Warner Companies Inc.

         Concurrently with the closing of the Mergers on October 10, 1996, the company sold to LMC Southeast Sports, Inc. all of the outstanding capital stock of Turner Sports Programming, Inc. ("TSPI") which owns a 44% interest in SportSouth Network, Ltd. The purchase price for the stock of TSPI was approximately $65 million as determined in accordance with a formula set forth in the stock purchase agreement for such transaction, which purchase price may be subject to a post-closing adjustment.

         The Mergers are not reflected in the accompanying consolidated condensed financial statements of the Company. As a result of the Mergers and the application of the purchase method of accounting for business combinations by New Time Warner, such historical consolidated condensed financial statements may be adjusted in the fourth quarter of 1996. The valuations and other studies which will provide the basis for such adjustments have not been completed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995


                                                             UNAUDITED                     UNAUDITED
                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1996           SEPTEMBER 30, 1995
                                                         ------------------           ------------------
                                                                         (IN THOUSANDS)
Revenue
  Entertainment
   Networks                                                 $      366,805               $       312,361
   Production & Distribution                                       455,958                       482,033
   Intrasegment revenue elimination                                (16,902)                      (16,858)
                                                            --------------               ---------------
  Total Entertainment                                              805,861                       777,536
  News                                                             210,199                       176,325
  Other                                                             82,504                        64,829
  Intersegment revenue elimination                                 (13,090)                      (12,109)
                                                            --------------               ---------------
                                                            $    1,085,474               $     1,006,581
                                                            ==============               ===============

Operating profit (loss)
  Entertainment
   Networks                                                 $       70,353               $        70,604
   Production & Distribution                                      (113,631)                      (11,888)
   Intrasegment elimination                                          5,051                         3,918
                                                            --------------               ---------------
  Total Entertainment                                              (38,227)                       62,634
  News                                                              55,662                        58,341
  Other                                                            (14,218)                      (15,276)
  Equity in income (loss) of
       unconsolidated entities                                      (1,711)                        6,185
  Costs of accounts receivable
       securitization program                                       (2,040)                       (4,811)
  Time Warner merger costs                                          (1,967)                           -
                                                            --------------               ---------------
                                                            $       (2,501)              $       107,073
                                                            ==============               ===============


ENTERTAINMENT SEGMENT

         Entertainment Segment revenue increased $28 million, or 4%, from $778 million to $806 million. In the entertainment networks, subscription revenue increased $29 million, or 21%, from $134 million to $163 million, as a result of higher rates as well as an increase in cable and home satellite viewers, primarily at TNT. Advertising revenue for the entertainment networks increased $23 million, or 14%, from $166 million to $189 million, primarily due to a strong overall advertising market for TBS Superstation, TNT, and the Cartoon Network. In the production and distribution companies, home video revenue increased $55 million, or 59%, from $95 million to $150 million, primarily due to an increase in domestic sales of existing library product. Theatrical film revenues increased $27 million, from $72 million to $99 million, due to the timing and number of releases in the third quarter of 1996 in comparison to 1995. Television syndication revenue decreased $104 million, from $264 million to $160 million, due to the impact of the 1995 initial off-network syndication of Seinfeld, offset by additional off-network syndication of the program in 1996 and an increase in New Line Cinema Corporation ("New Line") and other Castle Rock Entertainment ("Castle Rock") product available in the television syndication markets.

         Operating profit for the Entertainment Segment decreased $101 million, from an operating profit of $63 million to an operating loss of $38 million. Operating profit for the entertainment networks increased $1 million, from $82 million to $83 million after the effect of intrasegment eliminations, due primarily to the revenue increases described above, offset by increased costs related to sports and entertainment programming. Operating losses from the production and distribution companies increased $103 million, substantially due to disappointing results for domestic and international theatrical releases, which resulted in write-offs of approximately $109 million.

NEWS SEGMENT

         News Segment revenue rose $34 million, or 19%, from $176 million to $210 million. Advertising revenue increased $22 million, or 27%, due to increased viewership during the 1996 U.S. political conventions and presidential campaign, as well as increased international advertising revenue at CNN International. Subscription revenue increased $8 million, or 11%, from $75 million to $83 million, due to an increase in both cable and home satellite viewers at CNN and CNN International.

         Operating profit for the News Segment decreased $2 million, or 5%, from $58 million to $56 million as revenue increases were offset by increased newsgathering costs including costs associated with political coverage as well as CNNfn and CNN-SI start-up costs.

OTHER SEGMENT

         Revenue for the Other Segment increased $18 million, or 27%, from $65 million to $83 million. Revenue at World Championship Wrestling ("WCW") increased $9 million primarily due to increased syndication and pay-per-view revenues. Revenue at the Omni Arena and Hotel in Atlanta increased $9 million due to increased usage during the 1996 Olympic Games. Overall, revenue increases outpaced increased costs including those associated with corporate infrastructure spending, resulting in a $1 million decrease in operating losses for the quarter.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

         The Company's share of operating losses from unconsolidated entities increased by $8 million primarily due to the inclusion in 1995 of the Atlanta Hawks' allocation of $9 million in franchise fees from the NBA's admission of two new teams starting in the 1995-96 season.

         In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The original proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company recognized costs of approximately $2 million in the third quarter in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

         The Company incurred approximately $2 million of expenses related to the transactions contemplated by the Merger Agreement.

         Consolidated interest expense decreased $1 million, from $43 million to $42 million, due to an increase in interest income associated with long-term receivables and lower interest rates related to the Company's revolving credit facilities.

         As a result of the information discussed above, the Company reported a net loss of $22 million in the third quarter of 1996 ($0.10 net loss per common share). This compares to net income of $40 million in the third quarter of 1995 ($0.14 net income per common share and common share equivalent).

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                             UNAUDITED                     UNAUDITED
                                                         NINE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1996           SEPTEMBER 30, 1995
                                                         ------------------           -------------------
                                                                         (IN THOUSANDS)
Revenue
  Entertainment
   Networks                                                 $    1,040,151               $       865,883
   Production & Distribution                                     1,035,865                     1,035,234
   Intrasegment revenue elimination                                (87,784)                      (63,085)
                                                            --------------               ---------------
  Total Entertainment                                            1,988,232                     1,838,032
  News                                                             617,324                       555,032
  Other                                                            191,119                       148,791
  Intersegment revenue elimination                                 (35,982)                      (27,073)
                                                            --------------               ---------------
                                                            $    2,760,693               $     2,514,782
                                                            ==============               ===============

Operating profit (loss)
  Entertainment
   Networks                                                 $      206,478               $       179,366
   Production & Distribution                                      (203,214)                      (24,796)
   Intrasegment elimination                                        (17,352)                          548
                                                            --------------               ---------------
  Total Entertainment                                              (14,088)                      155,118
  News                                                             182,231                       195,204
  Other                                                            (60,997)                      (61,016)
  Equity in loss of
       unconsolidated entities                                      (6,160)                       (1,552)
  Costs of accounts receivable
       securitization program                                      (10,843)                       (8,069)
  Time Warner merger costs                                          (8,680)                           -
                                                            --------------               ---------------
                                                            $       81,463               $       279,685
                                                            ==============               ===============


ENTERTAINMENT SEGMENT

        Entertainment Segment revenue increased $150 million, or 8%, from $1.84 billion to $1.99 billion. In the entertainment networks, advertising revenue increased $101 million, or 19%, from $526 million to $627 million, due to a strong overall advertising market for TNT and TBS Superstation. Subscription revenue for the entertainment networks increased $67 million, or 22%, from $305 million to $372 million, as a result of higher rates as well as an increase in both cable and home satellite viewers, primarily at TNT. In the production and distribution companies, home video revenue increased $55 million, or 19%, from $293 million to $348 million, primarily due to an increase in domestic sales of existing library product. Television syndication revenue decreased $76 million, or 19%, from $399 million to $323 million, due to the impact of the 1995 initial off-network syndication of Seinfeld, offset by additional off-network syndication of the program in 1996 and an overall increase in New Line and other Castle Rock product available in the television syndication markets.

        Operating profit for the Entertainment Segment decreased $169 million, from an operating profit of $155 million to an operating loss of $14 million. Operating profit for the entertainment networks increased $38 million, or 18%, from $209 million to $247 million after the effect of intrasegment eliminations, primarily due to the revenue increases described above partially offset by increased costs related to sports and entertainment programming. Operating losses from the production and distribution companies increased $207 million from $54 million to $261 million. The increase was substantially due to disappointing results from domestic and international theatrical releases, which resulted in write-offs of approximately $200 million.

NEWS SEGMENT

        News Segment revenue increased $62 million, or 11%, from $555 million to $617 million. Advertising revenue increased $31 million, or 11%, from $274 million to $305 million, primarily due to the continued expansion of CNN International, as well as from increased viewership during the 1996 U.S. political conventions and presidential campaign. Subscription revenue increased $23 million, or 10%, from $221 million to $244 million, due to an increase in both cable and home satellite viewers at CNN and CNN International.

        Operating profit for the News Segment decreased $13 million, or 7%, from $195 million to $182 million, as revenue increases were offset by increased newsgathering costs associated with political coverage as well as CNNfn and CNN-SI start-up costs.

OTHER SEGMENT

        Revenue for the Other Segment increased $42 million, or 28%, from $149 million to $191 million. Atlanta Braves revenue increased $16 million primarily due to an increase in the number of games played in 1996 compared to the strike-shortened 1995 season. Revenue at WCW increased $18 million, primarily due to increased syndication and pay-per-view revenues. Revenue at the Omni Arena and Hotel in Atlanta increased $10 million due to increased usage during the 1996 Olympic Games. Overall, revenue increases were offset by increased costs, primarily related to general corporate infrastructure spending, resulting in no significant change in operating losses.

EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES/MISCELLANEOUS

        The Company's share of operating losses from unconsolidated entities increased $5 million, due primarily to the inclusion in 1995 of the Atlanta Hawks' allocation of $9 million in franchise fees from the NBA's admission of two new teams starting in the 1995-96 season, offset by increased earnings from SportSouth Network, Ltd. and improved operations at n-tv, a 24-hour German news network.

         In May 1995, the Company sold an undivided percentage ownership interest in a designated domestic cable and advertising accounts receivable pool of approximately $300 million. The original proceeds were used to repay amounts outstanding under the Company's unsecured revolving credit facilities. The Company recognized costs of approximately $11 million for the nine month period ended September 30, 1996 in connection with this securitization program. The ongoing costs of the securitization program are anticipated to be less than those the Company would have otherwise incurred under its unsecured revolving credit facilities.

         The Company incurred approximately $9 million of expenses related to the Transaction contemplated by the Merger Agreement.

        Consolidated interest expense decreased $18 million, from $141 million to $123 million, primarily due to lower interest rates associated with the Company's revolving credit facilities as well as increased interest income associated with long-term receivables.

        As a result of the information discussed above, the Company reported a net loss of $20 million for the nine months ended September 30, 1996 ($0.10 net loss per common share). This compares to net income of $83 million for the nine months ended September 30, 1995 ($0.29 net income per common share and common share equivalent).

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Turner Broadcasting System, Inc., et al. v. Federal Communications Commission, et al.

         On October 5, 1992, the Company filed suit in the United States District Court for the District of Columbia (the "District Court") challenging the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act") that require cable television systems to devote up to one-third or more of their channel capacity to the carriage of local television stations and provide certain channel positioning rights to such stations. The provisions also grant television stations the right to require prior consent to the retransmission by a cable operator of the station's broadcast signal. The Company's complaint alleges that these provisions infringe upon the free speech rights of cable program networks and cable operators in violation of the First Amendment of the United States Constitution. Under a provision in the 1992 Act, the case was heard by a three-judge panel of the District Court. On April 8, 1993, the District Court upheld the constitutionality of the provisions by a 2-1 vote. On June 17, 1994, the United States Supreme Court vacated the District Court's ruling and remanded the case for further proceedings. On December 12, 1995, the District Court, on remand, again upheld the constitutionality of the provisions by a 2-1 vote. On December 21, 1995, the Company appealed the District Court's ruling to the United States Supreme Court. On February 20, 1996, the Supreme Court noted probable jurisdiction to hear the Company's appeal and heard oral argument on October 7, 1996. The Company cannot predict the outcome of the litigation at this time. The Company is pursuing its claims.

Shareholder Litigation in Connection with Proposed Merger

         Seventeen actions were originally filed against the Company, Time Warner, certain officers and directors of the Company, Time Warner or Time Warner Entertainment Company, L.P., and other defendants, purportedly on behalf of a class of the Company's shareholders, in connection with the merger transaction involving the Company and Time Warner (the "Mergers"). Sixteen of the seventeen complaints were filed in Superior Court, Fulton County, Georgia; the other, which was filed in the Court of Chancery of the State of Delaware in and for New Castle County, was subsequently dismissed voluntarily without prejudice by the plaintiff. Of the complaints filed in Georgia, fourteen were filed prior to the approval of the Mergers on September 22, 1995 by the Boards of Directors of Time Warner and the Company (Shigala v. Turner Broadcasting Sys., Inc., et al., Case No. E-41502; Schrank v. R.E. Turner, et al., Case No. E-41501; Lewis, et al. v. Turner Broadcasting Sys., Inc., et al., Case No. E-41500; Silverstein and Silverstein v. Turner Broadcasting Sys., Inc., et al., Case No. E-41526; Strauss v. Turner Broadcasting Sys., Inc., et al., Case No. E-41538; Hoffman v. Ted Turner, et al., Case No. E-41544; Barry v. Turner Broadcasting Sys., Inc., et al., Case No. E-41545; Mersel and Mersel v. R.E. Turner, et al., Case No. E-41554; Friedland and Friedland v. Turner Broadcasting Sys., Inc., et al., Case No. E-41562; Schwarzchild v. Turner Broadcasting Sys., Inc., et al., Case No. E-41586; Turner and Hanson v. Turner Broadcasting Sys., Inc., et al., Case No. E-041637; H. Mark Solomon v. Turner Broadcasting Sys., et al., Case No. E-41685; Shores v. Turner Broadcasting Sys., Inc., et al., Case No. E-41749; and Krim and Davidson v. Turner Broadcasting Sys., Inc., et al., Case No. E-41779). Two of the complaints filed in Georgia were filed after the Mergers were approved (Altman v. Turner Broadcasting Sys., Inc., et al., Case No. E-43205; and Joyce v. Tele-Communications, Inc., et al., Case No. E-43321). The plaintiff in Altman filed a voluntary dismissal of that action without prejudice on November 10, 1995.

         On November 13, 1995, Judge Elizabeth Long, to whom all remaining actions had been assigned, consolidated all actions except the Joyce action.
On December 20, 1995, the defendants filed answers in response to the Second Amended Complaint (the "Second Amended Complaint") previously filed in Lewis on November 1, 1995.

         On January 19, 1996, the defendants in these actions filed a Motion for Judgment on the Pleadings on all claims asserted in the Second Amended Complaint on the grounds that, under Georgia law, the valid grant of dissenters' rights to the Company's shareholders with respect to the merger involving the Company (the "TBS Merger") prohibits plaintiffs from maintaining the claims asserted in the Second Amended Complaint. On January 31, 1996, the Court consolidated the Joyce action with the other consolidated actions, and ordered plaintiffs to file a consolidated amended complaint. Additionally, the Court stayed discovery in these consolidated actions until the Court rules on the Defendants' Motion for Judgment on the Pleadings.

         On February 29, 1996, plaintiffs filed their Third Amended Consolidated Supplemental and Derivative Class Action Complaint (the "Third Amended Complaint"). The Third Amended Complaint, which includes a derivative claim, alleged, among other things, that the terms of the TBS Merger are unfair to the Company's shareholders and that the defendants have breached or aided and abetted the breach of fiduciary common law and statutory duties owed to the Company's shareholders. The Third Amended Complaint further alleged that the defendants acted fraudulently in negotiating and approving the TBS Merger, that the approval of the TBS Merger by the Company's Board of Directors was fraudulently obtained, and that the vote of the Company's Board of Directors approving the TBS Merger did not comply with the Company's Restated Articles of Incorporation and Bylaws or with Georgia law. Among other relief demanded, the Third Amended Complaint sought damages, an injunction against the consummation of the TBS Merger and related transactions, and an auction of the Company. On April 1, 1996, defendants in this action filed motions for judgment on the pleadings on all claims asserted in the Third Amended Complaint (the "Defendants' Motions"). On June 17, 1996, the Court transformed the Defendants' Motions into a motion for summary judgment with respect to two of the plaintiff's claims, and denied the plaintiff's request for discovery on those claims. The Court has not yet ruled on the Defendants' Motions.

         On September 13, 1996, Plaintiffs filed a Motion for Preliminary Injunction requesting that the Court enjoin the consummation of the TBS Merger. In this motion, Plaintiffs contended that the TBS Merger should be enjoined because the six members of the Board of Directors of the Company who voted in favor of the TBS Merger were interested in the transaction under the Company's Bylaws and thus precluded from voting on the transaction. On September 19, 1996, Plaintiffs then filed a Motion for Leave to File a Fourth Amended Complaint. Plaintiffs' proposed Fourth Amended Complaint contains essentially the same claims asserted in the Third Amended Complaint as well as additional allegations that the purported grant of certain option and severance arrangements to four of the Company's directors who voted in favor of the TBS Merger rendered those directors interested in the transaction under the Company's Bylaws. After limited discovery on the issues implicated by Plaintiffs' Motion for Preliminary Injunction, the Court held a hearing on Plaintiffs' Motion on October 2, 1996. On October 3, 1996, the Court entered an Order denying Plaintiffs' Motion for Preliminary Injunction.

         The Company intends to defend vigorously these actions.

         By letter dated October 20, 1995, plaintiffs in certain of the Georgia actions described above made a demand upon the Company to repudiate the agreement for the sale of the stock of Turner Sports Programming, Inc. which owns a 44% interest in SportSouth Network, Ltd. and the fee authorized to be paid by the Company to one of its advisors in connection with the Mergers as corporate waste or, absent repudiation, to seek indemnification from any officers or directors of the Company who authorized the challenged matters. These plaintiffs indicated that a shareholders' derivative suit seeking injunctive relief would be filed in less than 90 days, which claims were asserted four days later in the first amended complaint filed in Lewis and later asserted in the Second Amended Complaint, the Third Amended Complaint and the proposed Fourth Amended Complaint. The Company's Board of Directors has established a committee of directors to investigate such claims.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

11         Computation of Earnings per Common and Common Equivalent Share.

27         Financial Data Schedule (for SEC use only).


(b)   Reports on Form 8-K

         On September 6, 1996, the Company filed a Current Report on Form 8-K which described (i) the previously reported transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of September 22, 1995, among the Company, Time Warner, TW Inc., Time Warner Acquisition Corp. and TW Acquisition Corp. (the "Merger Agreement") as further amended by Amendment No. 1, dated August 8, 1996, to the Merger Agreement and (ii) the Agreement Containing Consent Order (including the Related Interim Agreement) executed by the Company, Time Warner, Tele-Communications, Inc. and Liberty Media Corporation and submitted to the Federal Trade Commission.

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





 Date:  November 14, 1996